Form 10QSB
period 1997-12-31
AMMONIA HOLD INC
filed 1998-02-19
CIK 1019852

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended December 31, 1997

                                    OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to

                     Commission File Number  333-29903

                            AMMONIA HOLD, INC.
     (Exact name of small business issuer as specified in its charter)

            Utah                              75-2337459
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)           Identification No.)

                 10 Gunnebo Drive, Lonoke, Arkansas  72086
                 (Address of principal executive offices)

Registrant's telephone no., including area code:  (501) 676-2994

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class           Outstanding as of December 31, 1997

Common Stock, $.001 par value                4,559,415

                             TABLE OF CONTENTS

Heading                                                  Page
                      PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements. . . . . . .    1

          Consolidated Balance Sheets -- December 31, 1997
            and June 30, 1997. . . . . . . . . . . . . .    2

          Consolidated Statements of Operations -- three and
            six months ended December 31, 1997 and 1996.    4

          Consolidated Statements of Stockholders' Equity   5

          Consolidated Statements of Cash Flows -- six
            months ended December 31, 1997 and 1996. . .    6

          Notes to Consolidated Financial Statements . .    8

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . .    9

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .   11

Item 2.   Changes In Securities. . . . . . . . . . . . .   11

Item 3.   Defaults Upon Senior Securities. . . . . . . .   11

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . .   11

Item 5.   Other Information. . . . . . . . . . . . . . .   11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .   12

          SIGNATURES . . . . . . . . . . . . . . . . . .   13

                                  PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended December 31, 1997, have been prepared by the Company.















                            AMMONIA HOLD, INC.


                     CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 1997 and June 30, 1997

                    Ammonia Hold, Inc. and Subsidiary
                       Consolidated Balance Sheets

                                 ASSETS

                                      December 31,   June 30,
                                        1997          1997
CURRENT ASSETS                       (unaudited)    (audited)

  Cash and cash equivalents       $2,629,938    $3,224,211
  Accounts receivable net of
      allowance for doubtful accounts
      of $14,186 and $14,186         326,039       120,339
  Prepaid expenses                    29,950        29,950
  Prepaid consulting fees            317,418       334,482
  Inventory                          263,011       198,915
  Tax benefit receivable               5,000         5,000

       Total Current Assets        3,571,356     3,912,897

PROPERTY, PLANT AND EQUIPMENT

Depreciable assets-net of accumulated
  depreciation                       911,525       519,073
Land                                 226,600       226,600

      Total Property, Plant and
        Equipment                  1,138,125       745,673

OTHER ASSETS

Building fund                           -             -
Patents-net of accumulated
   amortization of $183,121
   and $145,269                      465,740       480,074
Prepaid consulting fees-non
   current portion                     1,425           900
Deposits                                -           16,200

       Total Other Assets            467,165       497,174

     TOTAL ASSETS                 $5,176,646    $5,155,744


                                (continued)

                    Ammonia Hold, Inc. and Subsidiary
                       Consolidated Balance Sheets
                               (continued)

                   LIABILITIES AND STOCKHOLDERS  EQUITY

                                    December 31,             June 30,
                                         1997                  1997
CURRENT LIABILITIES                  (unaudited)             (audited)


  Accounts payable                     $  79,993            $  85,200
  Accrued payroll taxes                    1,149                 -
  Income tax payable                        -                    -

     Total Current Liabilities            81,142               85,200

STOCKHOLDERS  EQUITY

  Series A convertible preferred stock,
     $.001 par value; 25,000,000 shares
     authorized; 3,000 shares issued and
     outstanding at June 30, 1997              3                    3

  Common stock, par value $.001, authorized
     shares 100,000,000: 4,559,415
     shares issued and outstanding
     respectively                          4,559                4,559
  Paid in capital - preferred          2,624,997            2,624,997

  Paid in capital - common             6,568,503            6,568,503
  Accumulated deficit                 (4,102,558)          (4,127,518)

      Total Stockholders  Equity       5,095,504            5,070,544

TOTAL LIABILITIES AND
       STOCKHOLDERS  EQUITY          $ 5,176,646          $ 5,155,744

                     Ammonia Hold, Inc. and Subsidiary
                   Consolidated Statements of Operations

                          For the Three Months Ended    For the Six Months Ended
                                    December 31,              December 31,
                                  1997       1996           1997        1996
Sales - Net of Allowances
    And Discounts              $ 249,822  $ 329,806     $  488,867   $  635,078

Cost of Sales                    129,769    234,162        259,143      481,171

Gross Profit                     120,053     95,644        229,724      153,907

General & Administrative         149,691    668,658        274,787      715,919

Other Income                      33,938     16,909         70,023       33,822

Income (Loss) Before
  Income Taxes                     4,300   (556,105)        24,960     (528,190)

Provisions (Benefit)
  for Income Taxes                   940     (5,000)          -             100

Net Income (Loss)                  3,360   (561,105)        24,960     (528,290)


Net Income (Loss) per Share     $  .0007  $    (.12)     $   0.0055   $  (.117)

Weighted Average
 Outstanding Shares            4,559,415   4,525,503      4,559,415   4,525,503

                     Ammonia Hold, Inc. and Subsidiary
              Consolidated Statements of Stockholders  Equity
                  From July 1, 1995 through June 30 1997

                        Preferred Stock        Common Stock
                             Additional                   Additional  Retained
                                Paid-in                    Paid-in    Earnings
                  Shares Amount Capital  Shares   Amount   Capital    (Deficit)
Balance on June 30,
  1995               -      -       -   3,399,078 $3,399  $  773,863 $ (274,192)

Issued common stock
  for land           -      -       -      41,200     41     226,559       -

Issued common stock
  for consulting
  services           -      -       -     117,000    114     643,383       -

Issued common stock
  for licensing
  agreement and cash -      -       -     200,000    200   1,099,800       -

Issued shares in
  exchange for the
  cancellation of
  options            -      -       -     110,000    110     480,590       -

Net income (loss) for
  the year ended
  June 30, 1996      -      -       -        -       -          -    (1,072,006)

Balance on June 30,
  1996               -      -       -   3,867,278   3,867  3,224,195 (1,346,198)

Issued common stock
  for patent         -      -       -      35,714      36    199,964       -

Issued common stock
  for cash           -      -       -     488,666     488    499,512       -

Issued common stock
  for cash           -      -       -      76,923      77    499,923       -

Issued common stock
  for cash           -      -       -      90,834      91    544,909       -

Issued preferred
  stock for cash   3,000    3  2,624,997     -         -        -          -

Deemed dividend     -       -       -        -         -   1,600,000 (1,600,000)

Net loss for the
  year ended
  June 30, 1997     -       -       -        -         -         -   (1,181,320)

Balance on June 30,
  1997             3,000    3  2,624,997 4,559,415   4,559 6,568,503 (4,127,518)

Net Income for the
  Six months ended
  December 31, 1997
   (unaudited)      -       -       -         -       -          -       24,960

Balance December 31,
   1997            3,000 $ 3 $2,624,997 4,559,415 $4,559 $6,568,503 $(4,102,558)

                       Ammonia Hold, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows

                                      For the Six months     For the Six months
                                      ended December 31,      ended December 31,
                                              1996                 1997
Cash Flows from Operating Activities:

Net income (loss)                         $  (528,290)         $   24,960
Non-cash item:
    Depreciation                               12,567              11,100
    Amortization                               18,278              14,334
    Bad Debt expense                             -                   -
    Write off license agreement                  -                   -
    Stock issued for services                    -                   -
    Consulting expense                           -                   -
Changes in current assets and liabilities:
    (Increase)decrease in:
       Accounts receivable                    (40,699)           (205,700)
       Prepaid expense/deposits               328,675              32,739
       Inventories                             (2,147)            (64,096)
    Increase (decrease) in:
       Accounts payable                       119,189              (5,207)
       Income tax payable                      (5,294)               -
       Accrued liabilities                      3,081               1,149

           Net cash provided (used) by
            operating activities              (94,640)           (190,721)

Cash flows from investing activities:

   Cash used for building costs              (165,027)                -
   Purchase of property and equipment        (215,752)            (403,552)

          Net cash provided (used) by
           Investing activities              (370,779)            (403,552)

Cash flows from financing activities:
   Issuance of preferred stock                   -                    -
   Issuance of common stock                 1,545,000                 -

        Net cash provided (used) by
         Financing activities               1,545,000                 -

   Increase (decrease) in Cash              1,019,581             (594,273)

Cash and Cash Equivalent at beginning
  of period                                   349,494            3,224,211

Cash and Cash Equivalent at end of period $ 1,369,075          $ 2,629,938

                                  (continued)


                       Ammonia Hold, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
                                  (continued)


                                      For the Six months     For the Six months
                                         ended June 30,         ended June 30,
                                              1996                    1997

SUPPLEMENTAL DISCLOSURES
   OF CASH FLOW INFORMATION

     Cash paid for interest                 $    -                $    -
     Cash paid for income tax               $    -                $    -

NON CASH FINANCING ACTIVITIES

      Issued stock for consulting services  $    -                 $   -
      Issued stock for land                      -                     -
      Issued stock for licensing agreement       -                     -
      Issued stock for patent               $    -                 $   -

                        Ammonia Hold, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996

NOTE 1 - INTERIM FINANCIAL STATEMENTS

     Management has elected to omit all the disclosures for the interim financial statements ended December 31, 1997 but has made all the necessary adjustments to present accurate financial statements for the six months presented.


UNAUDITED INFORMATION

     The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustment which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The following table sets forth the percentage relationship to sales of principal items contained in the Company's Statements of Operations for the three month and six month periods ended December 31, 1997 and 1996. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                           Three Months Ended     Six Months Ended
                              December 31,         December 31,
                             1997      1996       1997     1996
                               (Unaudited)         (Unaudited)
Sales. . . . . . . . . .      100 %    100 %       100 %   100 %
Cost of sales. . . . .         52       71          53      76
Gross profit . . . . . .       48       29          47      24
General and Administrative
  expenses . . . . . . .       60      203          56     113
Other income . . . . . .       14        5          14       5
Income (loss) before
  income taxes . . . . .        0     (169)          5      83
Provisions (benefit) for
  income taxes . . . . .        0       (2)          -       0
Net income . . . . . . .        1      167           5      83


Results of Operations

    Total sales, net of allowances and discounts, for the three month period ended December 31, 1997 ("second quarter of fiscal 1998") decreased 24% from the second quarter of fiscal 1997, and 23% for the six month period ended December 31, 1997 ("first half of fiscal 1998") compared to the 1997 period, primarily due to decreased orders from one customer and some shipments being moved into the third quarter of fiscal 1998. Cost of sales (as a percentage of total revenues) decreased to 52% for the second quarter of fiscal 1998, from 71% for the second quarter of fiscal 1997, and decreased to 53% for the first half of fiscal 1997 from 76% for the comparable 1997 period. These percentage decreases for the 1997 periods are the result of more efficient packaging and distribution procedures and a higher margin product mix. Actual cost of sales decreased 45% for the second quarter of fiscal 1998 and decreased 46% for the first half of fiscal 1998 compared to the corresponding 1997 periods also due to more efficient packaging and distribution and higher margin product mix, and because of the decrease in total sales.

    General and administrative expenses for second quarter and first half of fiscal 1998 decreased 78% and 62%, respectively, when compared to the corresponding 1997 periods, primarily attributed to the one-time write-off of consulting fees in the 1997 periods. As a percentage of total revenues, general and administrative expenses decreased from 203% for the second quarter of fiscal 1997 to 60% for the second quarter of fiscal 1998, and from 113% for the first half of fiscal 1997 to 56% for the first half of fiscal 1998.

    Other income increased to $33,938 for the third quarter of fiscal 1998 from $16,909 for the 1997 period, and also increased to $70,023 for the first half of fiscal 1998 from $33,822 for the 1997 period due to interest income from cash balances. The net profit for the second quarter and first half of fiscal 1998 increased to $3,360 and $24,960, respectively, as compared with losses of $561,105 and $528,290 for the respective corresponding 1997 periods.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied by operations and financing activities through the sale of securities. Working capital at December 31, 1997 was $3,490,214, a decrease from $3,827,667 at December 31, 1996, primarily attributed to the $594,273 decrease in cash due to cash used for the purchase of property and equipment of $$403,552. This decrease in working capital was partially offset by the $205,700 increase in accounts receivable due to increased sales on account, and the $64,096 increase in inventory due to anticipated future demand and an increase in warehouse capacity.

    Net cash used by operating activities for the first half of fiscal 1998 was $190,721 compared to net cash used of $94,640 for the comparable 1997 period. This change is primarily attributed to the decrease in net loss for the first half of fiscal 1998, partially offset by the increase in accounts receivable for the same period and a significant increase in prepaid expenses for the 1997 period. Net cash provided by financing activities for the first half of fiscal 1998 was $0 compared to $1,545,000 for the 1997 period realized from the issuance of common stock.

    The Company anticipates meeting its working capital needs during the remainder of the 1998 fiscal year partially with revenues from operations, and by investigating the possibility of interim financing to provide working capital and to increase marketing activities related to the Company's products. Management has not entered into any new arrangements or definitive agreements for additional private placement of securities and/or a public offering. If the Company's operations are not adequate to fund its operations and it is unable to secure financing from the sale of its securities or from private lenders, the Company could experience a cash flow shortage which could curtail the Company's operations.

    As of December 31, 1997, the Company had total assets of $5,176,646 and total stockholders' equity of $5,095,504. In comparison, as of June 30, 1997, the Company had total assets of $5,155,744 and total stockholders' equity of $5,070,544. This increase in total assets for the first half of fiscal 1998 is primarily due to the acquisition of property and equipment during the period.

    In the opinion of management, inflation has not had a material effect on the operations of the Company.

                                  PART II

Item 1.  Legal Proceedings

    There are presently no other material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2.  Changes In Securities

    This Item is not applicable to the Company.

Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    This Item is not applicable to the Company.

Item 5.  Other Information

    This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

         No report on Form 8-K was filed by the Company during the three month period ended December 31, 1997.

                                SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMMONIA HOLD, INC.



Date:  February 19, 1998               By       /S/ Michael D. Parnell
                                                    (Signature)
                                       MICHAEL D. PARNELL,
                                       President and Director



Date:  February 19, 1998               By       /S/ Dan N. Thompson
                                                    (Signature)
                                       DAN N. THOMPSON, Secretary,
                                       Treasurer, Chief
                                       Financial Officer and
                                       Director
                                       (Principal Accounting
                                        Officer)