Form 10QSB
period 1998-03-31
AMMONIA HOLD INC
filed 1998-05-18
CIK 1019852

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended March 31, 1998

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class           Outstanding as of March 31, 1998

Common Stock, $.001 par value                7,538,828

                             TABLE OF CONTENTS

Heading                                                    Page
                      PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements. . . . . . .    1

          Consolidated Balance Sheets -- March 31, 1998
            and June 30, 1997. . . . . . . . . . . . . .    2

          Consolidated Statements of Operations -- three and
            nine months ended March 31, 1998 and 1997. .    4

          Consolidated Statements of Stockholders' Equity   5

          Consolidated Statements of Cash Flows -- nine
            months ended March 31, 1998 and 1997 . . . .    6

          Notes to Consolidated Financial Statements . .    8

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . .    9

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .   11

Item 2.   Changes In Securities. . . . . . . . . . . . .   11

Item 3.   Defaults Upon Senior Securities. . . . . . . .   11

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . .   11

Item 5.   Other Information. . . . . . . . . . . . . . .   12

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .   12

          SIGNATURES . . . . . . . . . . . . . . . . . .   13

                                  PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended March 31, 1998, have been prepared by the Company.















                            AMMONIA HOLD, INC.


                     CONSOLIDATED FINANCIAL STATEMENTS

                     March 31, 1998 and June 30, 1997

                     Ammonia Hold, Inc. and Subsidiary
                        Consolidated Balance Sheets

                                  ASSETS

                                   March 31,     June 30,
                                     1998          1997
CURRENT ASSETS                   (unaudited)     (audited)

  Cash and cash equivalents       $2,671,651    $3,224,211
  Accounts receivable net of
    allowance for doubtful accounts
    of $14,186 and $14,186           315,701       120,339
  Prepaid expenses                    34,050        29,950
  Prepaid consulting fees            317,325       334,482
  Inventory                          307,307       198,915
  Tax benefit receivable               5,000         5,000

       Total Current Assets        3,651,034     3,912,897

PROPERTY, PLANT AND EQUIPMENT

Depreciable assets-net of
  accumulated depreciation           908,279       519,073
Land                                 226,600       226,600

    Total Property, Plant
      and Equipment                1,134,879       745,673

OTHER ASSETS

Building fund                           -             -
Patents-net of accumulated
   amortization of $183,121
   and $145,269                      456,277       480,074
Prepaid consulting fees-non
  current portion                      1,425           900
Deposits                                -           16,200

    Total Other Assets               457,702       497,174

  TOTAL ASSETS                    $5,243,615    $5,155,744


                                (continued)

                    Ammonia Hold, Inc. and Subsidiary
                       Consolidated Balance Sheets
                               (continued)

                   LIABILITIES AND STOCKHOLDERS  EQUITY

                                  March 31,    June 30,
                                    1998         1997
CURRENT LIABILITIES              (unaudited)   (audited)


  Accounts payable                $   99,691    $ 85,200
  Accrued payroll taxes                2,077        -
  Income tax payable                    -           -

    Total Current Liabilities        101,768      85,200

STOCKHOLDERS  EQUITY

  Series A convertible preferred
    stock, $.001 par value;
    25,000,000 shares authorized;
    3,000 shares issued and
    outstanding                         -              3

  Common stock, par value $.001,
    authorized shares 100,000,000:
    7,538,828 and 4,559,415 shares
    issued and outstanding             7,539       4,559
  Paid in capital - preferred           -      2,624,997

  Paid in capital - common         9,190,523   6,568,503
  Accumulated deficit             (4,033,995) (4,127,518)
    Less Treasury Stock              (22,220)       -

    Total Stockholders  Equity     5,141,847   5,070,544

TOTAL LIABILITIES AND
    STOCKHOLDERS  EQUITY          $5,243,615  $5,155,744

                     Ammonia Hold, Inc. and Subsidiary
                   Consolidated Statements of Operations

                        For the Three Months Ended  For the Nine Months Ended
                                  March 31,                  March 31,
                               1998       1997            1998        1997
                          (unaudited) (unaudited)     (unaudited) (unaudited)
Sales - Net of Allowances
    And Discounts          $  360,236  $  270,550      $  849,103  $  905,628

Cost of Sales                 173,293     191,320         432,436     672,491

Gross Profit                  186,943      79,230         416,667     233,137

General & Administrative      149,585     206,082         424,372     922,001

Other Income                   31,205      14,564         101,228      48,386

Income (Loss) Before
    Income Taxes               68,563    (112,288)         93,523    (640,478)

Provisions (Benefit)
    for Income Taxes             -           -               -         (5,000)

Net Income (Loss)              68,563    (112,288)         93,523    (635,478)

Net Income (Loss) per Share $    .009   $   (.025)      $    .017   $    (.14)

Weighted Average
 Outstanding Shares         7,349,728   4,485,803       5,489,519   4,525,503

                     Ammonia Hold, Inc. and Subsidiary
              Consolidated Statements of Stockholders  Equity
                 From July 1, 1995 through March 31, 1998

                            Preferred Stock                Common Stock
                                       Additional                        Additional            Retained
                                       Paid-in                           Paid-in   Treasury    Earnings
                       Shares   Amount Capital      Shares     Amount    Capital   Stock       (Deficit)
Balance on June 30,
 1995                    -        -          -      3,399,078  $3,399    $773,863  $   -       $ (274,192)

Issued common stock
 for land                -        -          -         41,200      41     226,559      -             -

Issued common stock for
 consulting services     -        -          -        117,000     114     643,383      -             -

Issued common stock for
 licensing agreement
 and cash                -        -          -        200,000     200   1,099,800      -             -

Issued shares in
 exchange for the
 cancellation of
 options                 -        -          -        110,000     110     480,590      -             -

Net income (loss) for
 the year ended June
 30, 1996                -        -          -           -       -           -         -       (1,072,006)

Balance on June
 30, 1996                -        -          -      3,867,278   3,867   3,224,195      -       (1,346,198)

Issued common stock
 for patent              -        -          -         35,714      36     199,964      -             -

Issued common stock
 for cash                -        -          -        488,666     488     499,512      -             -

Issued common stock
 for cash                -        -          -         76,923      77     499,923      -             -

Issued common stock
 for cash                -        -          -         90,834      91     544,909      -             -

Issued preferred
 stock for cash         3,000     3     2,624,997        -       -           -         -             -

Deemed dividend          -        -          -           -       -      1,600,000      -       (1,600,000)

Net loss for the year
 ended June 30, 1997     -        -          -           -       -           -         -       (1,181,320)

Balance on June 30,
 1997                   3,000     3     2,624,997   4,559,415   4,559   6,568,503      -       (4,127,518)

Company purchase of
 Treasury Stock          -        -          -           -       -           -      (22,220)         -

Conversion of
 Preferred stock       (3,000)   (3)   (2,624,997)  2,979,413   2,980   2,622,020      -             -

Net Income for the
 Nine months ended
 March 31, 1998
 (unaudited)             -        -          -           -       -           -         -           93,523

Balance March 31,
 1998                    -      $ -   $      -      7,538,828  $7,539  $9,190,523  $(22,220)  $(4,033,995)

                        Ammonia Hold, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows

                             For the Nine months  For the Nine months
                               ended March 31,     ended March 31,
                                      1998              1997
                                  (unaudited)       (unaudited)
Cash Flows from Operating Activities:

Net income (loss)                  $   93,523       $ (635,478)
Non-cash item:
    Depreciation                       22,200           23,674
    Amortization                       23,797           27,741
    Bad Debt expense                     -                -
    Write off license agreement          -                -
    Stock issued for services            -                -
    Consulting expense                   -                -
Changes in current assets
  and liabilities:
    (Increase)decrease in:
       Accounts receivable           (195,362)         (27,562)
       Prepaid expense/deposits        28,732          622,175
       Inventories                   (108,392)          (2,147)
    Increase (decrease) in:
       Accounts payable                14,491          115,159
   Accrued liabilities                  2,077          (10,597)

         Net cash provided (used) by
          operating activities       (118,934)         112,965

Cash flows from investing activities:

  Purchase Patent                        -            (237,346)
  Purchase of property and equipment (411,406)            -
  Purchase of Treasury Stock          (22,220)        (492,648)

        Net cash provided (used) by
         Investing activities        (433,626)        (729,994)

Cash flows from financing activities:
   Issuance of preferred stock           -                -
   Issuance of common stock              -           1,545,000

      Net cash provided (used) by
       Financing activities              -           1,545,000

   Increase (decrease) in Cash       (552,560)         927,971

Cash and Cash Equivalent at
  beginning of period               3,224,211          349,494

Cash and Cash Equivalent at
  end of period                   $ 2,671,651      $ 1,277,465
                                 (continued)


                      Ammonia Hold, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                                 (continued)


                                      For the Nine months  For the Nine months
                                        ended March 31,      ended March 31,
                                              1998                1997

SUPPLEMENTAL DISCLOSURES
   OF CASH FLOW INFORMATION

     Cash paid for interest                  $    -            $    -
     Cash paid for income tax                $    -            $    -

NON CASH FINANCING ACTIVITIES

    Issued stock for consulting services     $    -            $   -
      Issued stock for land                       -                -
      Issued stock for licensing agreement        -                -
      Issued stock for patent                $    -            $   -

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The following table sets forth the percentage relationship to sales of principal items contained in the Company's Statements of Operations for the three month and nine month periods ended March 31, 1998 and 1997. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                           Three Months Ended Nine Months Ended
                                March 31,            March 31,
                             1998      1997       1998     1997
                               (Unaudited)         (Unaudited)
Sales. . . . . . . . . .      100 %    100 %       100 %   100 %
Cost of sales. . . . .         48       71          51      74
Gross profit . . . . . .       52       29          49      26
General and Administrative
  expenses . . . . . . .       42       76          50     102
Other income . . . . . .        9        5          12       5
Income (loss) before
  income taxes . . . . .       19      (42)         11     (71)
Provisions (benefit) for
  income taxes . . . . .        -        -           -      (1)
Net income . . . . . . .       19      (42)         11     (70)


Results of Operations

    Total sales, net of allowances and discounts, for the three month period ended March 31, 1998 ("third quarter of fiscal 1998") increased 33% from the third quarter of fiscal 1997 due to new customer shipments, and decreased 6% for the nine month period ended March 31, 1998 ("first nine months of fiscal 1998") compared to the 1997 period, due to decreased orders from one customer. Cost of sales (as a percentage of total revenues) decreased to 48% for the third quarter of fiscal 1998, from 71% for the third quarter of fiscal 1997, and decreased to 51% for the first nine months of fiscal 1998 from 74% for the comparable 1997 period. These percentage decreases for the 1998 periods are the result of more efficient packaging and distribution procedures and a higher margin product mix. Actual cost of sales decreased 9% for the third quarter of fiscal 1998 and 36% for the first nine months of fiscal 1998 compared to the corresponding 1997 periods also due to more efficient packaging and distribution and higher margin product mix.

    General and administrative expenses for third quarter and first nine months of fiscal 1998 decreased 27% and 54%, respectively, when compared to the corresponding 1997 periods, primarily attributed to the one-time write-off of consulting fees in the 1997 periods. As a percentage of total revenues, general and administrative expenses decreased from 76% for the third quarter of fiscal 1997 to 42% for the third quarter of fiscal 1998, and from 102% for the first nine months of fiscal 1997 to 50% for the first nine months of fiscal 1998.

    Other income increased to $31,205 (114%) for the third quarter of fiscal 1998 from $14,564 for the 1997 period, and also increased to $101,228 (109%) for the first nine months of fiscal 1998 from $48,386 for the 1997 period due to interest income from cash balances. The net profit for the third quarter and first nine months of fiscal 1998 increased to $68,563 and $93,523, respectively, as compared with losses of $112,288 and $635,478 for the respective corresponding 1997 periods.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied by operations and financing activities through the sale of securities. Working capital at March 31, 1998 was $3,549,266, a decrease from $3,827,697 at June 30, 1997, primarily attributed to the $552,560 (17%) decrease in cash due to cash used for the purchase of property and equipment of $411,406, and increases in accounts payable of $195,362 due to increased raw material and packaging supplies necessary for increased orders, and inventories of $108,392 due to the necessity of having sufficient finished product available for shipments.

    Net cash used by operating activities for the first nine months of fiscal 1998 was $118,934 compared to net cash provided of $112,,965 for the comparable 1997 period. This change is primarily attributed to the increases in accounts receivable and inventories during the 1998 period and due to the significant increase in prepaid expenses and deposits and the increase in accounts payable during the 1997 period. Net cash provided by financing activities for the first nine months of fiscal 1998 was $0 compared to $1,545,000 for the 1997 period, realized from the issuance of common stock. Also during the first nine months of 1998, the Company issued a total of 2,979,413 shares of common stock upon the conversion of preferred stock.

    The Company anticipates meeting its working capital needs during the next twelve months primarily with revenues from operations resulting from increased marketing activities related to the Company's products. Management has not entered into any new arrangements or definitive agreements for additional private placement of securities and/or a public offering. If the Company's operations are not adequate to fund its operations and it is unable to secure financing from the sale of its securities or from private lenders, the Company could experience a cash flow shortage which could curtail the Company's operations.

    As of March 31, 1998, the Company had total assets of $5,243,615 and total stockholders' equity of $5,141,847. In comparison, as of June 30, 1997, the Company had total assets of $5,155,744 and total stockholders' equity of $5,070,544. This increase in total assets for the first nine months of fiscal 1998 is primarily due to increased inventories and accounts receivable and the acquisition of property and equipment during the period.

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

Item 2.  Changes In Securities

    During the third quarter of 1998, the Company issued a total of 2,979,413 shares of its authorized but previously unissued common stock to 24 persons upon the conversion of certain preferred stock. The Company did not receive any cash related to the issuance. As of the date hereof, no shares of convertible preferred stock remain outstanding.

Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    This Item is not applicable to the Company.



Item 5.  Other Information

    This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

         No report on Form 8-K was filed by the Company during the three month period ended March 31, 1998.

                                SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMMONIA HOLD, INC.



Date:  May 18, 1998                    By       /S/ Michael D. Parnell
                                                 (Signature)
                                       MICHAEL D. PARNELL,
                                       President and Director



Date:  May 18, 1998                    By       /S/ Dan N. Thompson
                                                 (Signature)
                                       DAN N. THOMPSON, Secretary,
                                       Treasurer, Chief
                                       Financial Officer and
                                       Director
                                       (Principal Accounting
                                        Officer)