Form 10KSB
period 1998-06-30
AMMONIA HOLD INC
filed 1998-10-13
CIK 1019852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)
                    Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Fiscal Year Ended June 30, 1998

                    Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                Commission File Number   333-29903

                        AMMONIA HOLD, INC.
          (Name of small business issuer in its charter)

                        Utah                                  75-2337459
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

            10 Gunnebo Drive, Lonoke, Arkansas  72086
      (Address of principal executive offices)   (Zip Code)

Issuer's telephone no.:  (304) 684-7053

Securities registered pursuant to Section 12(b) of the Exchange
Act:   None

Securities registered pursuant to Section 12(g) of the Exchange
Act:   Common

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     State the issuer's revenues for its most recent fiscal year.
$ 1,134,189

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $9,016,586 (Based on price of $1.25 on October 9, 1998 and 7,213,269 shares held by non-affiliates)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                         Outstanding as of October 1, 1998

  Common Stock, Par Value                              7,967,190
       $.001 per share

               DOCUMENTS INCORPORATED BY REFERENCE
                               NONE

Transitional Small Business Disclosure Format.   Yes    No

                        AMMONIA HOLD, INC.

                        TABLE OF CONTENTS

                                                                          Page

                              PART I

Item 1.   Description of Business  . . . . . . . . . . . . . . .            1

Item 2.   Description of Property. . . . . . . . . . . . . . . .            6

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . .            6

Item 4.   Submission of Matter to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . .            6

                             PART II

          Item 5.   Market for Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . .            6

Item 6.   Management's Discussion and Analysis or
          Plan of Operation. . . . . . . . . . . . . . . . . . .            8

Item 7.   Financial Statements . . . . . . . . . . . . . . . . .           12

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . .           24

                             PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control persons; Compliance with Section 16(a)
          of the Exchange Act. . . . . . . . . . . . . . . . . .           24

Item 10.  Executive Compensation . . . . . . . . . . . . . . . .           25

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . .           26

Item 12.  Certain Relationships and Related Transactions . . . .           27

                             PART IV

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . .           27

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .           28

                              PART I

Item 1.  Description of Business

History

    Ammonia Hold, Inc. ("AMHD" or the "Company") was incorporated on July 10, 1980 under the laws of the State of Utah as Ewing Oil Mining Company and initially engaged in the oil development business. The Company subsequently ceased its original business activity and thereafter primarily investigated and sought new business opportunities.

    In June 1994, the Company acquired Ammonia Hold, Inc., a Texas corporation ("AMHD-Texas"), engaged in the business of developing products designed to stop the formation of ammonia and other odors associated with animal waste. Subsequent to the acquisition, all of the Company's activities have been related to the development, manufacturing and marketing of odor eliminating products. For accounting purposes the acquisition was treated as a recapitalization of AMHD-Texas with AMHD-Texas as the acquirer (reverse acquisition). Also in June 1994, the Company changed its name to Ammonia Hold, Inc.

    The Company's principal executive offices are located at 10
Gunnebo Drive, Lonoke, Arkansas 72086, and its telephone number is
(501) 676-2994.

Business Development

    The Company is engaged in the business of manufacturing and marketing odor eliminating products for use in connection with farm and domestic animals and municipal biosolid facilities. The Company's products are specifically designed to stop the formation of ammonia and other odors associated with animal waste and provide safe, simple, economical reduction of ammonia and associated vapor in poultry houses and other areas where animal wastes are present. The Company markets its products to farms, poultry houses, co-ops, large retail chains and grocery stores throughout the United States and other countries including Canada and Mexico.

    In 1995, the Company created a wholly owned subsidiary, Fivestar Products Corporation, to import and acquire related products for sale and distribution by way of television and mass merchandisers. Fivestar Products Corporation has not engaged in material activity to date and the Company does not intend to develop this business.

    The Company manufactures products specifically designed to control ammonia and other odors associated with animal urine and feces using a patented process. The Company's line of products have the ability to counter the formation of ammonia when urine and solid animal waste is exposed to free oxygen in the air. The Company's patented process binds the nitrogen present in animal waste and municipal biosolids, thus halting the natural production of ammonia. The Company's products are designed for industrial use in poultry production and livestock confinement areas and with household pets.

    The Company's principal product is called "Ammonia Hold," developed after 15 years of research by the individual inventor and patented by him in 1989. Ammonia Hold is a granular light gray substance that uses a mono-calcium phosphate base with a blend of trace materials and other inert ingredients. Ammonia Hold counters the natural formation of ammonia when animal wastes are exposed to free oxygen in the air. Use of Ammonia Hold decreases ammonia levels. High atmospheric ammonia levels have been shown by numerous independent studies to cause respiratory tract damage in poultry, resulting in higher mortality and condemnation rates, and decreasing feed efficiency.

    The Company also markets a related product known as "Odor Scentry ", a variation of Ammonia Hold sold in smaller granular form or in aerosol form, which uses the same process as Ammonia Hold to isolate the individual elements that must combine to create ammonia. Odor Scentry , the Company's first consumer product previously marketed under the name Odor Halt, is sold in pet stores and pet departments of retail stores for home use in the elimination of odors associated with pet litter pans for domesticated animals such as cats and birds, gerbils, hamsters and rabbits. Users of Odor Scentry add the product to their pets' litter pan to remove common odors. Odor Scentry is available in natural-like scents of spice or citrus and may also be used to prevent odors from forming in trash cans and in removing odors from cars and carpets where undesirable odors have developed previously. Odor Scentry for Healthcare Facilities is a related product formulated and packaged for the nursing home industry. This product is used as a carpet deodorizer or mixed with water to clean and deodorize.

    A related product is "Odor Scentry Spray," an aerosol powder spray variation for consumer use. This product can halt the natural production of common household odors originating in garbage cans, diaper pails, and in moisture-and-mildew-ridden areas. Odor Scentry Spray is also used to remove odors from cars and carpets where undesirable smells have developed.

    A new product recently introduced is "Barn Guard ", a granular product specifically intended for the equestrian market. Barn Guard is long-lasting, easy-to-use and eliminates odors in horse stalls and all types of livestock pens. It is non-toxic and contains no perfumes or masking agents. Another recently developed product is "Odor Scentry Premium Cat Litter." This product when used in household litter pans forms flushable clumps of both liquid and solid waste which are both completely flushable in non-septic tank systems. Odor Scentry Premium Cat Litter is all-natural, biodegradable, and almost completely dust-free and is designed to prevent tracking by cats after using the litter pan. Both Barn Guard and Odor Scentry Premium Cat Litter use the same process as Ammonia Hold to isolate the individual chemical elements that must combine to create ammonia.

    The Company has received the results of Phase I and Phase II testing of biosolids composting tests to determine the effects of the Ammonia Hold product on municipal biosolids and waste management. CalRecovery, a waste management consulting and engineering firm, completed the two-phase study. On a research scale and a commercial scale, the tests demonstrated that the addition of the Ammonia Hold will accelerate the process of composting sludge, increase the retention of nitrogen, and control the emission of ammonia during the composting process.
The product could be of interest to municipal wastewater treatment facilities that are considering or are currently composting sludge as a method of waste management. Possible benefits of Ammonia Hold application for treatment facilities include reduction of composting costs and control of air emissions and odor, with odor being the number one cause of complaints to health and environmental regulatory agencies. There can be no assurance that positive test results will lead to a new commercially viable use for Ammonia Hold, or to what extent a commercial market may exist.

    In May 1998, the Company acquired Super Dry Industries, Inc. ("Super Dry") in exchange for cash and shares of the Company's common stock. Super Dry, a Mississippi corporation located in Shuqualak, Mississippi, is engaged in the manufacture and distribution of "Litter Purrferred," a patented cat litter, and other oil and grease absorbent products. Super Dry also owns a production and packaging facility in Shuqualak, associated mineral reserves and certain patents and trademarks. As a result of the acquisition of Super Dry, the Company expects to increase its manufacturing capacity and to use Super Dry's mineral reserves in the production of the Company's products.

Marketing

    Management estimates that more than half of all households in the United States have pets. Management further estimates that over six billion broiler chickens, 280 million turkeys and 21 million ducks are produced in the United States each year. In order to address this market, management has created a marketing strategy combining the use of direct sales representatives and trade and consumer advertising. This strategy targets not only the retail market consisting of pet stores and pet departments of grocery and other retail stores, but also the commercial and industrial animal markets. Major retailers of the Company's products are WalMart, PETCO and Kmart.

    Presently, the Company uses the services of independent sales representatives to cover its marketing area, primarily in the continental United States. Management intends to increase its marketing force as business demands warrant such expansion and the Company has sufficient funds available to retain the appropriate personnel.

Patents

    The Company's principal patent, Method for Producing Monocalcium Phosphate and Products Produced therefrom, (U.S. Patent No. 4,838,922) was issued in June 1989 and acquired in 1990 from the inventor, Billy J. Green by the Company's predecessor for 5,000 shares of AHI-Texas common stock, $100,000 cash and a note payable in the amount of approximately $312,000. Of this amount, $250,000 was later retired by the issuance of 50,000 shares of Company common stock. The patent refers to an improved method of producing monocalcium phosphate. The second patent, Animal Litter containing Magnesium Montmorillonite (U.S. Patent No. 5,529,022) was granted in June 1996 and acquired from Sanex Corporation by the Company in August 1996 for $250,000, paid $50,000 in cash and the remainder by the issuance of 35,714 shares of Common Stock valued at $5.60 per share. The officers and directors of Sanex are Marjorie Burman-Nelson and Scott Burman. The purchase price for these patents and the value attributable to the shares of common stock issued in the transaction was based on arms-length negotiations between the parties.

    Pursuant to the Company's acquisition of Super Dry, it acquired Super Dry's U.S. Patent No.5,469,809" (granted November
28, 1995), Non Dusting Clumping Animal Litter, related to a process for creating cat litter. Super Dry acquired the patent by assignment on August 11, 1995, at which time the patent was pending, from its inventor C. Douglass Coleman. The Company also acquired Super Dry's trademark registrations for "Litter
Purrferred" and "Super Dry."

Competition

    Presently, there are several companies marketing products similar to those produced and marketed by the Company including, without limitation, General Chemical Corporation and Jones Hamilton for ammonia abatement additives and Clorox, Oil DRI Corp and American Colloid for cat litter. Most of these companies are larger than the Company with longer histories of operation and greater financial and personnel resources. Also, most of these competitors have established some market share in the market in which the Company will be competing. The ability of the Company to penetrate these markets will depend on many factors including, but not limited to, its ability to obtain sufficient capital to enhance and broaden its marketing of its products, to develop new and improved products, to obtain and retain necessary management and advisory personnel, and the establishment of a comprehensive marketing plan.

Employees

    Presently, the Company has twenty-five employees consisting of four management persons, eighteen production persons and three administrative person. The Company does not currently offer its employees any bonus, profit sharing or deferred compensation plan nor is there any employment contract with any employee. Management intends to hire additional qualified personnel as business conditions warrant. In addition to its full-time employees, the Company may use the services of certain outside consultants and advisors as needed on a contract basis. Management considers the relations between the Company and its employees to be good.

Facilities

    The Company's principal place of business and corporate offices are located at 10 Gunnebo Drive, Lonoke, Arkansas 72086. The facilities are in good condition and consist of approximately 15,000 square feet of manufacturing and warehouse space used for the production of the Company's products and storage area for inventory and raw materials. The Company has begun expanding the Lonoke, Arkansas facility, increasing its size by 15,000 square feet. The building and land are held in fee without mortgage. The Company also rents on a month to month basis, warehouse space for a mixing facility in Little Rock, Arkansas for rent of $1,360. On August 5, 1997 the Company purchased ten acres of land and 55,000 square foot office and manufacturing facility in Lonoke for cash of $392,920, in order to meet expansion requirements. This property was subsequently exchanged for a fifteen percent (15%) interest (1,777,500 shares of common stock) in Pet Quarters.com, Inc.

    Upon the Company's acquisition of Super Dry, it acquired title to Super Dry's production and packaging facility located in Shuqualak, Mississippi. The facility is held in fee without mortgage. The Company intends to continue using the facility to manufacture Super Dry products and for other uses.

Research and Development

    The Company has not allocated specific funds for conducting research and development activities. Due to the nature of the Company's business, funds will be allocated for research and development as needed.

Item 2.  Description of Property

    The information required by this Item is contained in Item 1 above, under the heading "Facilities."

Item 3.       Legal Proceedings

    There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's
Securities Holders during the fourth quarter of the Company's fiscal year ending June 30, 1998.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

    The Company's Common Stock is eligible to be traded in the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol "AMHD," and in the National Quotation Bureau, Inc. ("NQB") "pink sheets" under Ammonia Hold, Inc. Inclusion on the OTC Bulletin Board permits price quotations for the Company's shares to be published by such service.

    The following table sets forth the range of high and low bid prices of the Company's shares for each quarterly period for the past two fiscal years starting July 1, 1996, as reported by the NQB. These prices represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions.

  Fiscal Year                   High           Low
(Starting July 1)
       1997
          First Quarter       $ 8.00         $ 5.25
          Second Quarter        8.62           4.06
          Third Quarter         6.75           4.56
          Fourth Quarter        5.62           3.44
     1998
          First Quarter         5.00           2.94
          Second Quarter        3.75           1.44
          Third Quarter         3.09           1.06
          Fourth Quarter        2.94           1.72
     1999
          First Quarter         2.12           1.47
          Second Quarter(1)     1.62           1.25
___________________________
     (1)  As of October 6, 1998

     As of September 30, 1998 there were approximately 1,173 holders of record of the Company's Common Stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers. The Company estimates that in excess of 1,000 shareholders of the Company hold their shares in the name of broker-dealers.

Dividend Policy

     The Company has not declared or paid cash dividends or made distributions in the past on its common stock, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.

     On June 5, 1997 the Company issued 3,000 shares of Series A Convertible Preferred Stock, par value $.001 per share. Shares of the Preferred Stock were entitled to receive dividends as if they were converted to Common Stock pursuant to the terms set forth below. Upon liquidation, dissolution, or winding up, these shares would be entitled to a liquidation preference of $1,000 per share.

     Each share of Preferred Stock was convertible, at the option of the holder at any time, into common stock as follows:

          $1,000 divided by the lower of (1) sixty-five percent (65%) of the market price of the common stock (determined by the closing bid price averaged over the five preceding days prior to conversion), or (2) $3.515625, adjusted for stock splits or dividends.

     The Company recorded a deemed dividend related to the issuance of the preferred stock. This deemed dividend is due to the large discount between the conversion price and the market price of common stock on the day of issuance. The deemed dividend is calculated at $1,600,000 which represents the amount of common stock the preferred shareholders could have converted to (65% divided by $3,000,000) on the day of issuance less the $3,000,000 received. Retained earnings and additional paid in capital have been adjusted to reflect the dividend.

     During the fiscal year ended June 30, 1998, all of the preferred shareholders converted their shares of Preferred Stock into an aggregate 2,979,413 share of common stock.

Recent Sales of Unregistered Securities

     A description of recent sales of unregistered securities can be found in the Consolidated Statements of Stockholders' Equity and
Note 5 to the Consolidated Financial Statements which can be found elsewhere within this Form 10-KSB.

Item 6.   Management's Discussion and Analysis or Plan of Operation

     The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the financial statements.

     The Financial Accounting Standards Board has also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributors to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of the standard, management has been unable to fully evaluate the impact, if any the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of the standard.

                      Results of Operations

     The following table sets forth the percentage relationship to total net sales of principal items contained in the Company's
Statements of Operations for the two most recent fiscal years ended
June 30, 1998, and 1997.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.
                                                       Fiscal Years Ended
                                                            June 30,
                                                        1998         1997
Total net sales. . . . . . . . . . . . . . . . .        100%         100%
Cost of sales. . . . . . . . . . . . . . . . . .         53%          72%
Gross profit . . . . . . . . . . . . . . . . . .         47%          28%
General and administrative expenses. . . . . . .         98%         141%
Other income . . . . . . . . . . . . . . . . . .         58%           6%
Income (loss) before income taxes. . . . . . . .          7%        (107%)
Provisions (benefit) for income taxes. . . . . .          -           (0%)
Net income (loss). . . . . . . . . . . . . . . .          7%        (107%)


For the Year Ended June 30, 1998 Compared to the Year Ended
June 30, 1997

    Total sales, net of allowances and discounts, for the fiscal year ended June 30, 1998 ("1998") increased 2% from the fiscal year ended June 30, 1997 ("1998") due to an increase in product shipped. Cost of sales (as a percentage of total revenues) decreased to 53% for 1998, from 72% for 1997 due to the more efficient packaging and distribution procedures and a higher margin product mix. Actual cost of sales decreased 24% for 1998 also due to more efficient packaging and distribution and a higher margin product mix, and lower raw materials costs.

    General and administrative expenses decreased 29% for 1998 primarily due to the one-time write-off of consulting fees in 1997. As a percentage of total revenues, general and administrative expenses decreased from 141% in 1997 to 98% in 1998 due to reduced consulting fees in 1998.

    Other income increased to $663,249 in 1998 from $62,426 in 1997 due to increased interest income from cash balances and income received from the Company's bond and equity portfolio. The Company earned a net income of $81,427 in 1998 compared to a net loss of $1,181,320 in 1997. The 1998 income was offset by loss of $51,000 contributed by the Company's newly acquired subsidiary, Super Dry Industries, Inc., which was acquired in May 1998.

Net Operating Losses

    The Company has accumulated approximately $1,446,000 of net operating loss carryforwards as of June 30, 1998, which may be offset against future taxable income through the year 2009 when the carryforwards expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended June 30, 1998 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

                 Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied by sales revenues and from the sale of securities. Working capital at June 30, 1998 was $3,275,513, including cash of $854,883 and investments in trading equities of $1,646,575. Net cash used by operating activities for 1998 was $271,846 compared to $896,713 in 1997. This change is primarily attributed to the $81,427 net profit in 1998 compared to the $1,181,320 net loss in 1997 and the $351,319 increase in prepaid expenses in 1998. The improvement in net cash used in 1998 was partially offset by the $252,336 increase in accounts receivable and $259,512 increase in inventories for the same period. Accounts receivable increased due to increased orders from existing and new customers, and inventories increased due to the build-up in inventories in anticipation of increase demand from existing and new customers. Net cash used by investing activities for 1998 was $2,097,482 compared to $398,570 in 1997, primarily due to the purchase of facilities and the purchase of securities during 1998. The Company did not realize any cash from financing activities in 1998, although it did realized $4,170,000 from the sale of preferred and common stock in 1997.

    The Company anticipates meeting its working capital needs during 1999 fiscal year primarily with revenues from operations. The Company believes that it has adequate cash reserves to meet any routine contingency during 1999. Management does not presently foresee a need for additional financing activities in 1999 unless the Company undertakes expansion or makes additional acquisitions. Management has no definitive plans for expansions or additional acquisitions.

    As of June 30, 1998, the Company had total assets of $6,242,837 and total stockholders' equity of $6,021,628. Further, the Company had $854,883 in cash and cash equivalents and an additional $1,646,575 in investments in trading equities.

Year 2000

    Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

    AMHD has completed its assessment of the Year 2000 issue and believes that any costs of addressing the issue will not have a material adverse impact on AMHD's financial position. AMHD believes that its existing computer systems and software will not need to be upgraded to mitigate the Year 2000 issues. AMHD has not incurred any costs associated with its assessment of the Year 2000 problem. In the event that Year 2000 issues impact AMHD's accounting operations and other operations aided by its computer system, AMHD believes, as part of a contingency plan, that it has adequate personnel to perform those functions manually until such time that any Year 2000 issues are resolved.

    AMHD believes that third parties with whom it has material relationships will not materially be affected by the Year 2000 issues as those third parties are relatively small entities which do not rely heavily on information technology ("IT") systems and non-IT systems for their operations. However, if AMHD and third parties upon which it relies are unable to address any Year 2000 issues in a timely manner, it could result in a material financial risk to AMHD, including loss of revenue and substantial unanticipated costs. Accordingly, AMHD plans to devote all resources required to resolve any significant Year 2000 issues in a timely manner.

    In the opinion of management, inflation has not had a material effect on the operations of the Company.

Risk Factors and Cautionary Statements

    Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: Changing economic conditions, interest rate trends, continued acceptance of the Company's products in the marketplace, competitive factors, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

Item 7.       Financial Statements

    The Company's financial statements as of and for the fiscal years ended June 30, 1998 and 1997 have all been examined to the extent indicated in their report by Crouch Bierwolf & Chisholm, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

                     INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
Ammonia Hold, Inc.

We have audited the accompanying consolidated balance sheet of Ammonia Hold, Inc. and subsidiaries as of June 30, 1998 and the related consolidated statement of operations, stockholders' equity and cash flows for the years ended June 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Au audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ammonia Hold, Inc. and it's subsidiaries as of June 30, 1998 and the results of their operations and cash flows for the years ended June 30, 1998 and 1997 in conformity with generally accepted accounting principles.



Crouch, Bierwolf & Chisholm
September 25, 1998

                 Ammonia Hold, Inc. and Subsidiaries
                     Consolidated Balance Sheets

                                ASSETS

                                                          June 30,
                                                            1998
CURRENT ASSETS
 Cash and cash equivalents (Note 1)                    $   854,883
 Accounts receivable net of
   allowance for doubtful accounts
   of $25,275                                              299,086
Prepaid expenses                                            30,213
Investments in Trading equities (Note 1)                 1,646,575
Inventory                                                  587,376
Other receivables and accrued interest                      78,589
Total Current Assets                                     3,496,722

PROPERTYY, PLANT
  AND EQUIPMENT
 Depreciable assets - net of accumulated
   depreciation (Note 1)                                 1,359,628
 Land                                                      246,212
    Total Property, Plant and
      Equipment                                          1,605,840

OTHER ASSETS
 Patents - net of accumulated
   amortization of $222,123 (Note 1)                       441,063
 Investment in Held to Maturity Bonds                      699,212
    Total Other Assets                                   1,140,275

 TOTAL ASSETS                                          $ 6,242,837









                             (continued)

                 Ammonia Hold, Inc. and Subsidiaries
                     Consolidated Balance Sheets
                             (continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         June 30,
                                                           1998
CURRENT LIABILITIES
  Accounts payable                                    $   198,189
  Accrued expenses                                         23,020

    Total Current Liabilities                             221,209

STOCKHOLDERS' EQUITY
  Series A Convertible Preferred
  Stock.  3,000 shares authorized
  0 shares issued and outstanding
  at June 30, 1998                                           -

  Common Stock, par value $.001
  authorized shares 100,000,000:
  7,967,190 shares Issued and outstanding                   7,967
  Paid in Capital                                      10,096,457
  Accumulated deficit                                  (4,046,091)
  Less: Treasury stock at cost                            (36,705)
     Total Stockholders' Equity                         6,021,628

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                $ 6,242,837

                 Ammonia Hold, Inc. and Subsidiaries
                Consolidated Statements of Operations

                                                For the years ended June 30,
                                                 1998                1997
SALES - NET ALLOWANCE
  AND DISCOUNTS                             $ 1,134,189          $1,110,490
COST OF SALES                                   605,707             798,874

GROSS PROFIT                                    528,482             311,616

GENERAL & ADMINISTRATIVE                      1,110,304           1,560,362

OTHER INCOME                                    663,249              62,426

INCOME (LOSS) BEFORE
  INCOME TAXES                                   81,427          (1,186,320)

PROVISIONS (BENEFIT) FOR
  INCOME TAXES                                     -                 (5,000)

NET INCOME (LOSS)                            $   81,427         $(1,181,320)

DEEMED DIVIDEND (NOTE 6)                           -             (1,600,000)

NET INCOME AVAILABLE TO
 COMMON SHAREHOLDERS                         $   81,427         $(2,781,320)

NET INCOME (LOSS) PER SHARE                  $    0.014         $    (0.620)
WEIGHTED AVERAGE
  OUTSTANDING SHARES                          6,006,323           4,485,803

FULLY DILUTED EARNINGS (LOSS)
  PER SHARE                                  $    0.011         $    (0.620)

FULLY DILUTED AVERAGE OUTSTANDING
  SHARES                                      7,610,364           4,485,803

                          Ammonia Hold, Inc.
           Consolidated Statements of Stockholders' Equity
                                               Additional                       Additional     Retained
                             Preferred Shares   Paid-in        Common Stock     Paid-in       Earnings      Treasury
                              Shares   Amount   Capital      Shares    Amount   Capital       (Deficit)      Stock
Balance on June 30, 1996          -      -          -      3,867,278  $ 3,867 $ 3,224,195   $(1,346,198)   $     -

Issued common stock for patent    -      -          -         35,714       36     199,964          -             -

Issued common stock for cash      -      -          -        488,666      488     499,512          -             -

Issued common stock for cash      -      -          -         76,923       77     499,923          -             -

Issued common stock for cash      -      -          -         90,834       91     544,909          -             -

Issued common stock for cash   3,000     3     2,624,997        -        -           -             -             -

Deemed Dividend (Note 7)          -      -          -           -        -      1,600,000    (1,600,000)         -

Net income (loss) for the
  year ended June 30, 1997        -      -          -           -        -           -       (1,181,320)         -

Balance on June 30, 1997       3,000  $  3   $ 2,624,997   4,559,415  $ 4,559 $ 6,568,503  $ (4,127,518)   $     -

Preferred stock converted
  to common stock             (3,000)   (3)   (2,624,997)  2,979,413    2,980   2,622,020          -             -

Issued common stock to
  acquire subsidiary              -      -          -        403,362      403     856,740          -             -

Issued common stock to
  cancel options                  -      -          -         25,000       25      49,194          -             -

Treasury stock at cost            -      -          -           -        -           -             -          (36,705)

Net income (loss) for the
  year ended June 30, 1998        -      -          -           -        -           -           81,427          -

Balance on June 30, 1998          -   $  -   $      -      7,967,190  $ 7,967 $10,096,457  $ (4,046,091)    $ (36,705)


                      Ammonia Hold, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                    For the years ended June 30,
                                                          1998         1997
Cash Flows from Operating Activities

Net gain (loss)                                       $   81,427    $(1,181,320)
Non-cash items:
     Depreciation                                         62,116         44,426
     Amortization                                         39,011         37,852
     Bad debt expense                                      4,500            468
     Stock issued to cancel options                       49,219           -
     Stock received from building sale                  (495,704)       550,504
Changes in current assets and liabilities:
        (Increase) decrease in:
            Accounts receivable                         (252,336)         4,592
            Prepaid expenses/deposits                    351,319       (360,924)
            Inventories                                 (259,512)       (38,287)
        Increase (decrease) in:
            Accounts payable                             125,094         66,777
            Income tax payable                              -           (16,199)
            Accrued liabilities                           23,020         (4,602)
        Net Cash provided (Used) by
            Operating Activities                        (271,846)      (896,713)

Cash Flows from Investing Activities
        Purchase Facility                               (392,920)          -
        Purchase of equity & bonds                    (1,457,037)          -
        Purchase of property and equipment               (72,525)      (398,570)
        Acquisition of subsidiary                       (175,000)          -
        Net Cash Provided (Used) by
            Investing Activities                      (2,097,482)      (398,570)
Cash Flows from Financing Activities
        Issuance of Preferred Stock                         -         2,625,000
        Issuance of common stock                            -         1,545,000
        Net Cash Provided (Used) by
            Financing Activities                            -         4,170,000

Increase (Decrease) in Cash                           (2,369,328)     2,874,717

        Cash and Cash Equivalents at
            Beginning of Period                        3,224,211        349,494

Cash and Cash Equivalents at
        End of Period                                $   854,883    $ 3,224,211
                                  (Continued)

                      Ammonia Hold, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Continued)

                                                  For the years ended June 30,
                                                          1998         1997
SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW INFORMATION:

    Cash paid for interest                             $     29     $     -
    Cash paid for income taxes                              -             -

NON CASH FINANCING
        ACTIVITIES:

Issued stock for subsidiary                            $ 857,143          -
Issued stock for patent                                     -       $  200,000

               AMMONIA HOLD, INC. AND Subsidiaries
            Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

   Organization - Ammonia Hold, Inc. (AHI-Utah) (formerly Key Waste management, Inc.) was incorporated in the state of Utah on July 10, 1980. On June 30, 1994, pursuant to a stock exchange agreement, AHI-Utah acquired all of the stock of Ammonia Hold, Inc. (AHI-Texas), a Texas corporation, in exchange for 2,679,391 shares of AHI-Utah which represented 71% of the total outstanding shares. Because the shares issued in the acquisition of AHI-Texas represented 71% of the then outstanding shares of AHI-Utah, AHI-Texas was deemed, for financial reporting purposes, to have acquired AHI-Utah. Accordingly, the acquisition of AHI-Utah by AHI-Texas was accounted for as a purchase of the net liabilities of AHI-Utah consisting principally of an insignificant amount of accounts payable.

   FiveStar Products Corporation (FiveStar) was incorporated in the state of Utah on March 31, 1995. FiveStar had no material activity.

      Super Dry Industries, Inc. (a Mississippi corporation) (Super
   Dry) was incorporated on January 20, 1992. Effective May 1, 1998 Ammonia Hold, Inc. acquired all of the issued and outstanding shares of Super Dry in exchange for $175,000 cash, and $600,000 worth of Ammonia Hold restricted common stock.
   The number of shares issued was determined by multiplying the stock price at closing by .70 then dividing the result into 600,000. The total number of restricted common stock was 403,362.

      Acquisition of Subsidiary - On May 1, 1998, the Company acquired 100% of the common stock of Super Dry Industries, Inc. for $175,000 in cash and 403,362 shares of restricted common stock in Ammonia Hold. The stock was valued at $857,143 or $2.15 per share. The acquisition was recorded as a purchase for financial accounting purposes.

   Capitalization Changes - Immediately prior to the merger, the shareholders of AHI-Utah approved a 20 for 1 reverse split. Common stock issued and outstanding, and additional paid-in capital have been restated to reflect the reverse stock split. The shareholders also authorized 25,000,000 shares of preferred stock $.001 par value, with terms, rights and preferences to be determined by the Board of Directors at the time of issuance. As of June 30, 1997, 3,000 preferred shares have been issued for $2,625,000 in cash.

   The principal business of the Company is the manufacture of monocalcium phosphate and related products for sale to retailers mainly in the United States. The company sells its products to some international customers (about 5% of total sales).

   Principles of Consolidation - The consolidated financial statements as of June 30, 1998 and 1997 include the accounts of AHI-Utah, its wholly owned subsidiary FiveStar, and the activity of Super Dry from May 1, 1998 to June 30, 1998.

   Collectively, these entities are referred to as the Company.
   All significant intercompany transactions and accounts have been eliminated.

   Accounting Method - The Company's financial statements are prepared using the accrual method of accounting.

   Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

   Inventories - Inventories are reported at the lower of cost or market as determined on the first-in first-out (FIFO) method.

   Prepaid Consulting Fees - During fiscal 1996, the Company issued 117,000 shares of stock to an unrelated party in an exchange for $643,500 of prepaid marketing services. At December 31, 1996, substantially all of the prepaid marketing expenses had been expensed. In May 1997, the Company prepaid $405,000 in cash and options (see note 8) for a six month marketing contract. At June 30, 1997 prepaid consulting fees included $334,482 from this contract.

   Patent - Patent costs are capitalized as incurred and are amortized over the remaining life of the patent. The company considers the estimated life of patents to be 17 years.

   Purchase and Sale of Property - On August 5, 1997, the Company purchased ten acres of land and a 55,000 square foot manufacturing/office facility for $392,920. The facility was rented until November, 1997. During November 1997, the Company sold the building for $888,750 worth of restricted common stock of Pet Quarter Inc. (1,777,500 shares). The shares were valued at fifty cents per share. The property was appraised at $975,000. The restricted stock is recorded as "Investment in Trading Equities" since the restriction will expire within one year.

   The Company acquired an option to purchase the facility within one year of the sale for 1,777,500 shares of Pet Quarters Inc. stock.

                  Ammonia hold, Inc.  and Subsidiaries
             Notes to Consolidated Financial Statements
                            June 30, 1998

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

   Depreciable Property- Property, plant and equipment is stated at cost. Major renewals and betterments are capitalized while expenditures for maintenance and repairs are charged to operations as incurred. Depreciation is computed on the straight-line method over estimated useful lives of five to ten years for equipment and fixtures and thirty years for buildings.

   Property, Plant and Equipment consist of the following:

                                          June   30,
                                             1998
   Building                             $   361,262
   Equipment                              1,100,186
   Fixtures                                  37,139
   Land                                     246,212
     Total property, plant and equipment  1,744,799
     Less: accumulated depreciation        (138,959)
     Net property, plant and equipment  $ 1,605,840

   Depreciation expense was $62,116 and $44,426 for the years ended June 30, 1998 and 1997, respectively.

   Net Income (Loss) Per Share - The computation of net income (loss) per common share is based on the weighted average number of common shares outstanding during the period. Fully diluted earnings per share includes the assumed conversion of preferred stock into common stock at the beginning of the period.

   Provision for Income Taxes - Deferred income taxes arise from timing differences between financial reporting and tax reporting income and expenses. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or noncurrent, depending on the periods in which the timing differences are expected to reverse.

   Super Dry was an S corporation prior to its acquisition by Ammonia Hold. As such, the past operating losses are not available for use by the Company as they were reported on the individual tax returns of the previous shareholders.

   The Company has a June 30 year end for income tax reporting purposes. The Company has approximately $1,446,000 of net operating losses that may be offset against future taxable income. These NOL carryforwards begin to expire in 2009. The Company believes there is a 50% or greater chance that the remaining carryforward will expire unused, therefore, no provision for tax benefit has been recorded.

   Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ form those estimates.

               Ammonia Hold, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements
                          June 30, 1998

NOTE 2 - INVENTORIES

   The company uses the FIFO (first-in, first-out) method for inventory valuation.

  Inventories consist of the following at June 30, 1998:
                                                    1998
   Raw materials                             $     145,407
   Work-in-progress                                269,456
   Finished goods                                  172,513

   Total                                     $     587,376

NOTE 3  - OPERATING LEASES

   The Company rents office and warehouse space on a month-to-month basis with monthly rental payments of approximately $1,360. Total rent expense amounted to $15,233 and $18,329 for the years ended June 30, 1998 and 1997, respectively.

NOTE 4 - SALES TO PRINCIPAL CUSTOMER

   The majority of the Company's sales (approximately 46% in the years ended June 30, 1998 and 1997) were to a principal customer, which is a national retail chain located in the United States, of which $86,878 and $42,077 was receivable at June 30, 1998 and 1997.

NOTE 5 - STOCKHOLDERS' EQUITY TRANSACTIONS

   During the year ended June 30, 1997, the Company had the following stock transactions:

      1. The Company issued 35,714 shares of common stock in exchange for a patent. The patent was valued at $200,000.

      2. The Company issued 488,666 shares of common stock in exchange for $500,000 in cash.

      3. The Company issued 76,923 shares of common stock in exchange for $500,000 in cash.

      4. The Company issued 90,834 shares of common stock in exchange for $545,000 in cash.

      The price at which stock was issued differed due to differences in separately negotiated agreements and changes in trading volumes.

   During the year ended June 30, 1998, the Company had the following stock transactions:

      1. All of the preferred stockholders converted their preferred stock for common stock during the year (See Note 7).

      2. The Company issued 403,362 shares of common stock (along with cash) to acquire Super Dry Industries, Inc. (See Note 1)

      3. The Company issued 25,000 shares of restricted common stock to cancel options to purchase 500,000 shares of common stock (see
   Note 7). The Company recorded an expense of $49,219 to reflect the market price of the common stock at the time of the transaction.

                  Ammonia Hold, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements
                             June 30, 1998

NOTE 6-PREFERRED STOCK

     On June 5, 1997 the Company issued 3,000 shares of Series A Convertible Preferred Stock. These shares have a par value of $.001 and are entitled to receive dividends as if they were converted to Common Stock (see conversion rights below). Upon liquidation, dissolution, or winding up, these shares are entitled to a liquidation preference of $1,000 per share.

     Each share is convertible, at the option of the holder at any time, into common stock as follows:

          $1,000 divided by the lower of (1)sixty-five percent
          (65%) of the market price of the common stock
          (determined by the closing bid price averaged over the five preceding days prior to conversion) or
          (2)$3.515625, adjusted for stock splits or dividends.

     The Company has recorded a deemed dividend related to the issuance of the preferred stock. This deemed dividend is due to the large discount between the conversion price and the market price of common stock on the day of issuance. The deemed dividend is calculated at $1,600,000 which represents the amount of common stock the preferred shareholders could have converted to (65% divided by $3,000,000) on the day of issuance less the $3,000,000 received. Retained earnings and additional paid in capital have been adjusted to reflect the dividend.

     During the year ended June 30, 1998, all of the preferred shareholders converted their shares of preferred stock for common stock.

NOTE 7-WARRANTS AND OPTIONS:

         The Company has the following options outstanding at June 30, 1997.

                   Amount                      Price             Expiration
              100,000 Shares                 $   4.25           May 22, 1998
              100,000 Shares                     4.75           May 22, 2002
              100,000 Shares                     5.25           May 22, 1999
              100,000 Shares                     6.25           May 22, 2000
              100,000 Shares                     7.25           May 22, 2001
              100,000 Shares                     8.25           May 22, 2002

        These options were cancelled by issuing 25,000 shares of common stock (See Note 6).

        On May 14, 1998, the Company entered into an agreement with a marketing firm in which the marketing firm will market the Company's products to wholesalers and retailers. In connection with this agreement the Company granted options to purchase an aggregate of 1,100,000 shares of the Company's common stock for the purchase price of $2.6875 per share.

        The first 550,000 shares are exercisable if the aggregate sales of company products for which the marketing firm is responsible reaches $5,000,000 within 18 months of May 14, 1998.

        The second 550,000 shares are exercisable if the aggregate sales of company products for which the marketing firm is responsible reaches $10,000,000 within 3 years of May 14, 1998.

        If the first option is not exercisable because sales did not reach $5,000,000 but the sales within 3 years does reach
        $10,000,000 then an additional 550,000 shares will be exercisable.

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

    This Item is not Applicable.

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the
         Exchange Act

    The following table sets forth the names, ages, and offices held with the Company by it's directors and executive officers:

     Name                 Position        Director Since      Age
Michael D. Parnell      President, Chief        1996          39
                         Executive Officer
                         and Director
Dan N. Thompson         Secretary/Treasurer     1994          35
                         Chief Financial
                         Officer and Director
Robert S. Ligon         Director                1994          76
Charles R. Nickle       Director                1997          44
William H. Ketchum      Director                1997          66

     All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof. Any non-employee director of the Company is reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. The Executive Committee of the Board of Directors, to the extent permitted under Utah law, exercises all of the power and authority of the Board of Directors in the management of the business and affairs of the Company between meetings of the Board of Directors. Each executive officer serves at the discretion of the Board of Directors.

     The business experience of each of the persons listed above during the past five years is as follows:

     Michael D. Parnell is the President and Chief Executive
Officer of the Company. Mr. Parnell is a graduate of the University of Arkansas with a degree in Agricultural Economics. He has over 17 years experience in the investment banking business was associated with Paine Webber until 1997. Mr. Parnell has been associated with the Company since its inception and became
President and a director in 1996.

     Dan N. Thompson is the Secretary / Treasurer and Chief
Financial Officer of the Company. Mr. Thompson is a graduate of Texas A & M with a degree in industrial distribution. Mr. Thompson is currently the Denver district sales manager for the Trane
Corporation.

     Robert S. Ligon is a graduate from the University of Arkansas with a degree in business administration. In 1989, Mr. Ligon retired from Ligon Brothers, Inc., a heavy equipment wholesaler.
Mr. Ligon was the original President of AHI-Texas.

     Charles R. Nickle is a graduate from the University of Arkansas with a degree in civil engineering. Mr. Nickle is currently Vice President of McGoodwin, Williams and Yates, Inc.
His professional experience includes project planning, design, and construction management of water treatment facilities and distribution systems, drainage facilities and wastewater treatment and collection facilities.

     William H. Ketchum is a graduate from the University of Arkansas with a degree in business administration and a masters in
operational management.   Mr. Ketchum is a retired Naval Officer
and is currently involved in real estate, cattle and farming operations, and the sanitation and recycling business.

Item 10.  Executive Compensation

     The Company does not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors, nor has the Company entered into employment contracts with any of the aforementioned persons. Beginning with the quarter ended March 31, 1998, director receive $500 per quarter as a directors' fee.

Cash Compensation

     The following table sets forth all cash compensation paid by the Company for services rendered to the Company for the fiscal years ended June 30, 1996, 1997 and 1998, to the Company's Chief Executive Officer. No executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted.

                    Summary Compensation Table

                                                  Other      All
                                                  Annual    Other
Name and               Fiscal                     Compen-  Compen-
Principal Position      Year     Salary   Bonus   sation   sation
Michael D. Parnell,     1998    $55,499   $ -0-   $ -0-    $1,000
 President, C.E.O.      1997     53,999     -0-     -0-       -0-
                        1996        -0-     -0-     -0-       -0-
Mathew Hoff(1)          1997     53,999     -0-     -0-       -0-
 President, C.E.O       1996     26,512     -0-     -0-       -0-
__________________
     (1)  President and C.E.O. of the Company until 1997

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

     The following table sets forth information, to the best knowledge of the Company as September 30, 1998, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director and all directors and officers as a group.

Name and Address              Amount and Nature of           Percent
of Beneficial Owner           Beneficial Ownership         of Class(1)

Michael D. Parnell*                478,508                   6.0%
10 Gunnebo Drive
Lonoke, AR 72086

Dan N. Thompson*                     3,353                   .04%
10 Gunnebo Drive
Lonoke, AR 72086

Robert S. Ligon*                   223,210                    2.8
10 Gunnebo Drive
Lonoke, AR 72086

Charles R. Nickle*                  25,000                    .3%
10 Gunnebo Drive
Lonoke, AR 72086

William H. Ketchum*                  23,850                   .3%
10 Gunnebo Drive
Lonoke, AR 72086

All directors and executive          753,921                 9.5%
officers as a group
(5 persons in group)

*  Director and/or executive officer
      Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

    (1) Based upon 7,967,190 shares of common stock outstanding on October 9, 1998.

Item 12.      Certain Relationships and Related Transactions

    During the Company's last two fiscal years, there have been no transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family, except as set forth below.

    During the fiscal year ended June 30, 1997, the Company borrowed $68,000 from the trust of the mother of the Company's President, Michael D. Parnell, of which Mr. Parnell is trustee.
The loan was represented by a note dated February 28, 1996, which was due upon demand and carried an interest rate of eight percent (8%) per annum. The loan was repaid in its entirety as of June 30, 1997.

    Also during the fiscal year ended June 30, 1997, the Company acquired from one of its directors, William H. Ketchum, ten (10) acres of land located in Lonoke, Arkansas, in exchange for 41,200 shares of the Company's common stock. The property was used to develop the Company's current principal place of business.

                              PART V

Item 13.      Exhibits and Reports on Form 8-K

    (a)  Exhibits

Exhibit No.                Exhibit Name

        *3.1  Articles of Incorporation and all amendments thereto
        *3.2  By-Laws
        *4.1  Instrument defining rights of holders
       *10.1  Licensing Agreement dated April 1, 1996 with Grace Holdings
        21.1  Subsidiaries
        27    Financial Data Schedules

 *   Previously filed as Exhibit to Form SB-2.

         (b) The Company did not file any reports on Form 8-K for the three month period ended June 30, 1998.

                            SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMMONIA HOLD, INC.



                                    BY:     /S/ Michael D. Parnell
                                                  (Signature)
                                             Michael D. Parnell,
                                             President and C.E.O.

Dated:   October 13, 1998


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature           Title                             Date

                          President, C.E.O. and
                          Director                    October 13, 1998
/S/ Michael D. Parnell
       (Signature)
    Michael D. Parnell

                          Vice President and
                          Director                    October 13, 1998
/S/ Dan N. Thompson       Chief Accounting Officer
      (Signature)         Principal Financial Officer
    Dan N. Thompson

                                                      October 13, 1998
/S/ Robert S. Ligon       Director
      (Signature)
    Robert S. Ligon


                                                      October 13, 1998
/S/ Charles R. Nickle     Director
       (Signature)
    Charles R. Nickle


                                                      October 13, 1998
/S/ William H. Ketchum    Director
       (Signature)
    William H. Ketchum