Form 10QSB
period 1998-09-30
AMMONIA HOLD INC
filed 1998-11-16
CIK 1019852

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended September 30, 1998

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                           Outstanding as of September 30, 1998

Common Stock, $.001 par value                          7,967,190

                        TABLE OF CONTENTS

Heading                                                               Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements. . . . . . . . . . . .      1

          Balance Sheets -- September 30, 1998
            and June 30, 1998. . . . . . . . . . . . . . . . . . .      2

          Statements of Operations -- three months
            ended September 30, 1998 and 1997. . . . . . . . . . .      4

          Consolidated Statements of Cash Flows -- three
            months ended September 30, 1998 and 1997 . . . . . . .      5

          Notes to Consolidated Financial Statements . . . . . . .      6

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .      7

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .      9

Item 2.   Changes In Securities. . . . . . . . . . . . . . . . . .      9

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .      9

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .      9

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .      9

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .      9

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .     10

                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended September 30, 1998, have been prepared by the Company.















                        AMMONIA HOLD, INC.

                       FINANCIAL STATEMENTS

               September 30, 1998 and June 30, 1998

                Ammonia Hold, Inc. and Subsidiary
                          Balance Sheets

                              Assets

                                      September 30,       June 30,
                                         1998               1998
                                     (unaudited)          (audited)

Current assets
 Cash and Cash equivalents           $ 1,200,163         $   854,883
 Accounts receivable net of
  allowance for doubtful accounts
  of $20,776 and $25,275,
  respectively                           348,123             299,086
 Prepaid expenses                         56,708              30,213
 Investments in Trading equities         913,740           1,646,575
 Inventory                               688,046             587,376
 Other receivables and accrued interest   67,332              78,589
   Total Current Assets              $ 3,274,112         $ 3,496,722

PROPERTY, PLANT & EQUIPMENT
 Depreciable assets - net of
  accumulated depreciation             1,494,018           1,359,628
 Land                                    251,212             246,212
   Total Property, Plant and Equipment 1,745,230           1,605,840

OTHER ASSETS
 Patents - net of accumulated
  amortization of $231,885 and
  $222,123, respectively                 431,309             441,063
 Investment in Held to Maturity Bonds    717,149             699,212
   Total Other Assets                  1,148,458           1,140,275

   Total Assets                      $ 6,167,800         $ 6,242,837











                           (continued)
The accompanying notes are an integral part of these financial statements

                Ammonia Hold, Inc. and Subsidiary
                          Balance Sheets
                           (continued)


               Liabilities and Stockholders' Equity

                                      September 30,         June 30,
                                          1998               1998
                                       (unaudited)         (audited)

CURRENT LIABILITIES

Accounts payable                     $   256,393         $   198,189
Accrued expenses                          22,322              23,020

Total Current Liabilities                278,715             221,209

STOCKHOLDERS' EQUITY

 Common Stock, par value $.001
  authorized shares 100,000,000:
  7,967,190 shares issued
  and outstanding                          7,967               7,967
 Additional Paid-in Capital           10,096,457          10,096,457
 Accumulated Deficit                  (4,014,491)         (4,046,091)
 Less: Treasury stock at cost           (200,848)            (36,705)

Total Stockholders' Equity (Deficit)   5,889,085           6,021,628

Total Liabilities and
  Stockholders' Equity               $ 6,167,800         $ 6,242,837











The accompanying notes are an integral part of these financial statements

                Ammonia Hold, Inc. and Subsidiary
                     Statements of Operations

                                            For the Three Months
                                             Ended September 30,
                                             1998           1997

TOTAL REVENUES                          $   481,771     $   239,045

COST OF SALES                               281,891         129,374

GROSS PROFIT                                199,880         109,671

GENERAL & ADMINISTRATIVE EXPENSES           304,733         125,096

OTHER INCOME                                148,559          36,085

INCOME (LOSS) BEFORE INCOME TAXES            43,706          20,660

PROVISIONS FOR INCOME TAXES                    -               -

NET INCOME                                   43,706          20,660

NET (LOSS) PER SHARE                     $    0.005     $     0.004

WEIGHTED AVERAGE OUTSTANDING SHARES       7,967,190       4,559,415





The accompanying notes are an integral part of these financial statements

                 Ammonia Hold, Inc. and Subsidiary
                      Statement of Cash Flows

                                                      For the Three Months
                                                       ended September 30,
                                                      1998            1997
                                                   (Unaudited)    (Unaudited)
Cash Flows form Operating
  Activities:

     Net gain (loss)                               $    43,706    $    20,660
     Non-cash items:
       Depreciation                                     17,264          6,284
       Amortization                                      9,753          9,139
     Changes in current assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                           (37,780)       (66,753)
         Prepaid expenses/deposits                     (26,495)          -
         Inventories                                  (100,670)         5,141
       Increase (decrease) in:
         Accounts payable                               58,204         (2,465)
         Income tax payable                               -              -
         Accrued liabilities                              (698)          (479)

   Net Cash Provided (Used) by Operating Activities    (36,716)       (28,473)

Cash Flows from Investing Activities
      Purchase land                                     (5,000)          -
      Purchase of equity and bonds                     702,793           -
      Purchase of property and equipment              (151,654)      (522,463)
      Purchase Treasury stock                         (164,143)          -

  Net Cash Provided (Used) by Investing Activities     381,996       (522,463)

Cash Flows from Financing Activities:
      Issuance of Preferred Stock                         -              -
      Issuance of common stock                            -              -

  Net Cash Provided by Financing Activities               -              -

Net increase (decrease) in cash                        345,280       (550,936)

Cash and Cash Equivalents at Beginning of Period       854,883      3,224,211

Cash and Cash Equivalents at End of Period         $ 1,200,163    $ 2,673,275

Supplemental Cash Flow Information:

  Cash paid for interest                           $      -       $      -
  Cash paid for income taxes                       $      -       $      -









The accompanying notes are an integral part of these financial statements

                 Ammonia Hold, Inc. and Subsidiary
                        September 30, 1998

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Ammonia Hold, Inc. and Subsidiary (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 1998 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed of Form 10-KSB for the Fiscal year ended June 30, 1998.

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The following table sets forth the percentage relationship to sales of principal items contained in the Company's Statements of Operations for the three month periods ended September 30, 1998 and 1997. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                          Three Months Ended
                                                                March 31,
                                                             1998      1997
                                                               (Unaudited)
Total revenues . . . . . . . . . . . . . . . . . . . .       100 %     100 %
Cost of sales. . . . . . . . . .   . . . . . . . . . .        59 %      54 %
Gross profit . . . . . . . . . . . . . . . . . . . . .        41 %      46 %
General and Administrative expenses  . . . . . . . . .        63 %      52 %
Other income . . . . . . . . . . . . . . . . . . . . .        31 %      15 %
Income (loss) before income taxes. . . . . .                   9 %       9 %
Provisions income taxes. . . . . . . . . . . . . . . .         -         -
Net income . . . . . . . . . . . . . . . . . . . . . .         9 %       9 %


Results of Operations

    Total sales, net of allowances and discounts, for the three month period ended September 30, 1998 ("first quarter of fiscal 1998") increased 102% from the first quarter of fiscal 1997 due primarily to new customer shipments. Cost of sales (as a percentage of total revenues) increased to 59% for the first quarter of fiscal 1998, from 54% for the first quarter of fiscal 1997 due to the shipment of lower margin absorbent products. Actual cost of sales increased 118% for the first quarter of fiscal 1998 compared to the corresponding 1997 period. This reflects the 102% increase in sales for the period and the shipment of lower margin absorbent products as a result of the acquisition of Super Dry Industries, Inc. ("Super Dry").

    General and administrative expenses for first quarter of fiscal 1998 increased 144% compared to the corresponding 1997 period, primarily attributed to salaries and other costs associated with Super Dry. As a percentage of total revenues, general and administrative expenses increased from 52% for the first quarter of fiscal 1997 to 63% for the first quarter of fiscal 1998, due to an increase in salaried employees resulting from the Super Dry acquisition.

    Other income increased to $148,559 (312%) for the first quarter of fiscal 1998 from $36,085 for the 1997 period due to interest income from cash balances and gains from investments. The net profit for the first quarter of fiscal 1998 increased to $43,706 compared with $20,660 for the corresponding 1997 period.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied by operations and financing activities through the sale of securities. Working capital at September 30, 1998 was $2,995,397, a decrease from $3,275,513 at June 30, 1998. The decrease in working capital is primarily attributed to the 29% increase in accounts payable, expenditures for the purchase of new property and equipment ($151,654), and for the repurchase by the Company of its own common stock ($164,143). This decrease in working capital was partially offset with the $49,037 (16%) increase in accounts receivable due to new customer orders.

    During the first three months of 1998, the Company generated cash by liquidating investments which resulted in the $913,740 (56%) decrease in investments in trading equities. These funds were used to increase cash by $345,280 (40%),inventories by $100,670 (17%), and prepaid expenses by $26,495 (88%).

    Net cash used by operating activities for the first three months of fiscal 1998 was $36,716 compared $28,473 for the comparable 1997 period. This change is primarily attributed to the increases in net income and accounts payable, partially offset by increases in accounts receivable, prepaid expenses and inventories. Net cash provided by investing activities for the first three months of fiscal 1998 $381,996 compared to net cash used of $522,463 for the 1997 period. This result is due to the purchase of property and equipment during the first three months of fiscal 1997 and the sale of equity and bond investments during the first three months of fiscal 1998.

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

    As of September 30, 1998, the Company had total assets of $6,167,800 and total stockholders' equity of $5,889,085. In comparison, as of June 30, 1998, the Company had total assets of $6,242,837 and total stockholders' equity of $6,021,628. This decrease in total assets for the first three months of fiscal 1998 is primarily due to the decrease in investments in trading equities and accounts receivable.

    In the opinion of management, inflation has not had a material effect on the operations of the Company.

Risk Factors and Cautionary Statements

    Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to generate working capital, the development of the Company's existing and new products, the potential market for the Company's products, competitive factors, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

                              PART II

Item 1.  Legal Proceedings

    There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended September 30, 1998.

                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMMONIA HOLD, INC.



Date:  November 16, 1998               By  /S/ Michael D. Parnell
                                           MICHAEL D. PARNELL,
                                           President and Director



Date:  November 16, 1998               By  /S/ Dan N. Thompson
                                           DAN N. THOMPSON, Secretary,
                                           Treasurer, Chief
                                           Financial Officer and Director
                                           (Principal Accounting Officer)