Form 10QSB
period 1998-12-31
AMMONIA HOLD INC
filed 1999-02-23
CIK 1019852

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended December 31, 1998

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                         Outstanding as of December 31, 1998

Common Stock, $.001 par value                          7,967,190

                        TABLE OF CONTENTS

Heading                                                              Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements. . . . . . . . . . . .     3

          Consolidated Balance Sheets -- December 31, 1998
            and June 30, 1998. . . . . . . . . . . . . . . . . . .     4

          Consolidated Statements of Operations -- three and
            six months ended December 31, 1998 and 1997. . . . . .     6

          Consolidated Statements of Cash Flows -- six
            months ended December 31, 1998 and 1997. . . . . . . .     7

          Notes to Consolidated Financial Statements . . . . . . .     8

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .     9

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .    11

Item 2.   Changes In Securities. . . . . . . . . . . . . . . . . .    11

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .    11

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .    11

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .    12

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .    12

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .    13

                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended December 31, 1998, have been prepared by the Company.















                        AMMONIA HOLD, INC.


                CONSOLIDATED FINANCIAL STATEMENTS

               December 31, 1998 and June 30, 1998

               Ammonia Hold, Inc. and Subsidiaries
                          Balance Sheets

                              Assets

                                             December 31,    June 30,
                                                  1998         1998
                                              (unaudited)    (audited)

Current assets
 Cash and Cash equivalents                    $   363,887   $   854,883
 Accounts receivable net of
  allowance for doubtful accounts
  of $25,275 and $14,186, respectively            398,785       299,086
 Prepaid expenses                                  57,825        30,213
 Investments in Trading equities                1,936,553     1,646,575
 Inventory                                        664,154       587,376
 Other receivables and accrued interest            65,530        78,589
   Total Current Assets                       $ 3,486,734   $ 3,496,722

PROPERTY, PLANT & EQUIPMENT
 Depreciable assets - net of accumulated
  depreciation                                  1,647,482     1,359,628
 Land                                             251,212       246,212
   Total Property, Plant and Equipment          1,898,694     1,605,840

OTHER ASSETS
 Patents - net of accumulated
  amortization of $241,638 and
  $183,121, respectively                          421,556       441,063
 Investment in Held to Maturity Bonds                -          699,212
   Total Other Assets                             421,556     1,140,275

   Total Assets                               $ 5,806,984   $ 6,242,837







                           (continued)

               Ammonia Hold, Inc. and Subsidiaries
                          Balance Sheets
                           (continued)


               Liabilities and Stockholders' Equity

                                              December 31,    June 30,
                                                 1998           1998
                                              (unaudited)     (audited)

CURRENT LIABILITIES

 Accounts payable                             $    94,566    $   198,189
 Accrued payroll taxes                             10,274           -
 Accrued expenses                                    -            23,020

   Total Current Liabilities                      104,840        221,209

STOCKHOLDERS' EQUITY

   Series A convertible preferred stock,
      $.001 par value; 25,000,000 shares
      authorized; 3,000 shares issued and
      outstanding at June 30, 1997                   -              -

   Common Stock, par value $.001
      authorized shares 100,000,000:7,967,190 &
      4,559,415 shares issued and outstanding,
      respectively                                  7,967          7,967
   Addition paid in capital                    10,096,457     10,096,457
   Accumulated Deficit                         (3,986,855)    (4,046,091)
   Less: Treasury stock at cost                  (415,425)       (36,705)

 Total Stockholders' Equity (Deficit)           5,702,144      6,021,628

 Total Liabilities and Stockholders' Equity   $ 5,806,984    $ 6,242,837

               Ammonia Hold, Inc. and Subsidiaries
                     Statements of Operations

                             For the Three Months        For the Six Months
                              Ended December 31,         Ended December 31,
                               1998        1997           1998         1997
                          (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)

Total Revenues            $   574,753   $   249,822   $ 1,056,524   $   488,867

Cost of Sales                 370,056       129,769       651,947       259,143

Gross Profit                  204,697       120,053       404,577       229,724

General &
 Administrative Expenses      361,380       149,691       666,113       274,787

Other Income                  172,213        33,938       320,772        70,023

Income (Loss)
 Before Income Taxes           15,530         4,300        59,236        24,960

Provisions For Income Taxes      -              940          -             -

Net Income                     15,530         3,360        59,236        24,960

Net (Loss) Per Share      $     .0019   $     .0007   $     .0074   $     .0055

Weighted Average
 Outstanding Shares         7,967,190     4,559,415     7,967,190     4,559,415














                Ammonia Hold, Inc. and Subsidiaries
                      Statement of Cash Flows

                                                       For the Six Months
                                                       Ended December 31,
                                                        1998         1997

Cash Flows form Operating Activities:

    Net gain (loss)                               $    59,236   $    24,960
    Non-cash items:
      Depreciation                                     36,264        11,100
      Amortization                                     19,506        14,334
   Changes in current assets and liabilities:
      (Increase) decrease in:
         Accounts receivable                          (86,640)     (205,700)
         Prepaid expenses/deposits                    (27,612)       32,739
         Inventories                                  (76,778)      (64,096)
      Increase (decrease) in:
           Accounts payable                          (103,622)       (5,207)
           Income tax payable                                          -
           Accrued liabilities                        (12,746)        1,149

     Net Cash Provided (Used) by
           Operating Activities                      (192,392)     (190,721)

Cash Flows from Investing Activities
      Purchase land                                    (5,000)
      Purchase of equity and bonds                    409,234
      Purchase of property and equipment             (324,118)     (403,552)
      Purchase Treasury stock                        (378,720)
     Net Cash Provided (Used) by
           Investing Activities                      (298,604)     (403,552)

Cash Flows from Financing Activities:
      Issuance of Preferred Stock                        -             -
      Issuance of common stock                           -             -

     Net Cash Provided by
           Financing Activities                          -             -

Net increase (decrease) in cash                      (490,996)     (594,273)

Cash and Cash Equivalents at
           Beginning of Period                        854,883     3,224,211

Cash and Cash Equivalents at
           End of Period                          $   363,887   $ 2,673,275

Supplemental Cash Flow Information:

           Cash paid for interest                 $      -      $      -
           Cash paid for income taxes             $      -      $      -



                Ammonia Hold, Inc. and Subsidiaries
                        December 31, 1998

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Ammonia Hold, Inc. and Subsidiaries (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended December 31, 1998 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed of Form 10-KSB for the Fiscal year ended June 30, 1998.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation

     The following table sets forth the percentage relationship to sales of principal items contained in the Company's Statements of Operations for the three month and six month periods ended December 31, 1998 and 1997. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                           Three Months Ended     Six Months Ended
                              December 31,         December 31,
                             1998      1997       1998     1997
                               (Unaudited)         (Unaudited)
Total revenues . . . . . .   100%       100%      100%     100%
Cost of sales. . . . . . .    64         52        62       53
Gross profit . . . . . . .    36         48        38       47
General and Administrative
  expenses . . . . . . . .    63         60        63       56
Other income . . . . . . .    30         13        30       14
Income before income taxes     3          1         5        5
Provisions income taxes. .     -          0         -        -
Net income . . . . . . . .     3          1         5        5


Results of Operations

    Total revenues for the three month period ended December 31, 1997 ("second quarter of fiscal 1998") increased 130% from the second quarter of fiscal 1997, and increased 116% for the six month period ended December 31, 1998 ("first half of fiscal 1998") compared to the 1997 period. These increases are primarily due to increased distribution and new customer shipments. Cost of sales (as a percentage of total revenues) increased to 64% for the second quarter of fiscal 1998 from 52% for the second quarter of fiscal 1997, and increased to 62% for the first half of fiscal 1997 from 53% for the comparable 1997 period. These percentage increases for the 1998 periods are the result of shipment of lower margin absorbent products due to the acquisition of Super Dry Industries, Inc. ("Super Dry"). Actual cost of sales increased 185% for the second quarter of fiscal 1998 and increased 152% for the first half of fiscal 1998 compared to the corresponding 1997 periods due to the increase in marketing costs associated with the increase in total revenues and the shipment of lower margin absorbent products.

    General and administrative expenses for second quarter and first half of fiscal 1998 increased 141% and 142%, respectively, when compared to the corresponding 1997 periods, primarily attributed to salaries and other costs associated with Super Dry. As a percentage of total revenues, general and administrative expenses increased from 60% for the second quarter of fiscal 1997 to 63% for the second quarter of fiscal 1998, and from 56% for the first half of fiscal 1997 to 63% for the first half of fiscal 1998.
    Other income increased to $172,213 for the second quarter of fiscal 1998 from $33,938 for the comparable 1997 period, and also increased to $320,772 for the first half of fiscal 1998 from $70,023 for the 1997 period due to interest income from cash balances and gains from investments. The net income for the second quarter and first half of fiscal 1998 increased to $15,530 and $59,236, respectively, as compared with $3,360 and $24,960 for the respective corresponding 1997 periods.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied by operations and financing activities through the sale of securities. Working capital at December 31, 1998 was $3,381,894, a 3% increase from $3,275,513 at December 31, 1996.
This increase is primarily attributed to the 33% increase in accounts receivable due to increased customer orders, and 18% increase in investments in trading equities reflecting gains in investments. During this same period, inventory increased 13% due to the need to maintain adequate levels for anticipated increased orders, and prepaid expenses increased 91% reflecting marketing and insurance cost. These increases were partially offset by the 57% decrease in cash due to cash used for the purchase of property and equipment of $324,118 and the $103,622 decrease in accounts payable. The Company also expended $378,720 for the repurchase of its own common stock pursuant to the Company's stock repurchase program.

    Net cash used by operating activities for the first half of fiscal 1998 was $192,392 compared to net cash used of $190,721 for the comparable 1997 period. Net cash used by investing activities was $298,604 for the first half of fiscal 1998 compared to $403,552 for the 1997 period reflecting the Company's purchase of property and equipment and the repurchase of its own common stock. The Company also realized $409,234 realized from the sale of securities.

    The Company anticipates meeting its working capital needs during the remainder of the 1998 fiscal year partially with revenues from operations and income from its investments. It is possible that the Company may investigate the possibility of interim financing to provide working capital and to increase marketing activities related to the Company's products. Management has not entered into any new arrangements or definitive agreements for additional private placement of securities and/or a public offering. If the Company's operations and investment income are not adequate to fund its operations and it is unable to secure financing from the sale of its securities or from private lenders, the Company could experience a cash flow shortage which could curtail the Company's operations.

    As of December 31, 1998, the Company had total assets of $5,806,984 and total stockholders' equity of $5,702,144. In comparison, as of June 30, 1998, the Company had total assets of $6,242,837 and total stockholders' equity of $6,021,628. This decrease in total assets for the first half of fiscal 1998 is primarily due to the acquisition of property and equipment during the period.

Risk Factors and Cautionary Statements

    Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: Changing economic conditions, interest rate trends, acceptance of the Company's products in the marketplace, competitive factors and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended December 31, 1998.

                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMMONIA HOLD, INC.



Date:  February 23, 1999               By  /S/ Michael D. Parnell
                                       MICHAEL D. PARNELL,
                                       President and Director



Date:  February 23, 1999               By  /S/ Dan N. Thompson
                                       DAN N. THOMPSON, Secretary,
                                       Treasurer, Chief
                                       Financial Officer and
                                       Director
                                       (Principal Accounting
                                        Officer)