Form 10QSB
period 1999-03-31
AMMONIA HOLD INC
filed 1999-05-24
CIK 1019852

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended March 31, 1999

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class           Outstanding as of March 31, 1999

Common Stock, $.001 par value           7,967,190


                        TABLE OF CONTENTS

Heading                                                                   Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .          3

          Balance Sheets -- March 31, 1999 and June 30, 1998 . . .          4

          Statements of Operations -- three and nine months ended
            March 31, 1999 and 1998. . . . . . . . . . . . . . . .          6

          Statements of Cash Flows -- nine months ended
            March 31, 1999 and 1998. . . . . . . . . . . . . . . .          7

          Notes to Financial Statements. . . . . . . . . . . . . .          8

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .          9

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .         12

Item 2.   Changes In Securities. . . . . . . . . . . . . . . . . .         12

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .         12

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .         12

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .         12

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .         12

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .         13


                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended March 31, 1999, have been prepared by the Company.















                        AMMONIA HOLD, INC.


                CONSOLIDATED FINANCIAL STATEMENTS

                 March 31, 1999 and June 30, 1998


               Ammonia Hold, Inc. and Subsidiaries
                          Balance Sheets

                              Assets

                                              March 31,       June 30,
                                                1999           1998
                                            (unaudited)      (audited)

Current assets
 Cash and Cash equivalents                  $   161,355    $   854,883
 Accounts receivable net of
  allowance for doubtful accounts
  of $25,275 and $14,186, respectively          572,501        299,086
 Prepaid expenses                                54,631         30,213
 Investments in Trading equities              1,051,711      1,646,575
 Inventory                                      738,692        587,376
 Other receivables and accrued interest         163,910         78,589
    Total Current Assets                    $ 2,742,800    $ 3,496,722

PROPERTY, PLANT & EQUIPMENT
 Depreciable assets - net of accumulated
  depreciation                                1,742,549      1,359,628
 Land                                           251,212        246,212
    Total Property, Plant and Equipment       1,993,761      1,605,840

OTHER ASSETS
 Patents - net of accumulated
   amortization of $256,391 and
   $183,121, respectively                       411,804        441,063
 Investments                                    813,740        699,212
    Total Other Assets                        1,225,544      1,140,275

    Total Assets                            $ 5,962,105    $ 6,242,837












                           (continued)


               Ammonia Hold, Inc. and Subsidiaries
                          Balance Sheets
                           (continued)


               Liabilities and Stockholders' Equity

                                               March 31,         June 30,
                                                  1999             1998
                                              (unaudited)        (audited)

CURRENT LIABILITIES

 Accounts payable                             $   131,971      $   198,189
 Accrued payroll taxes                              5,212             -
 Accrued expenses                                  22,761           23,020

 Total Current Liabilities                        159,944          221,209

STOCKHOLDERS' EQUITY

    Series A convertible preferred stock,
     $.001 par value; 25,000,000 shares
      authorized; 3,000 shares issued and
      outstanding at June 30, 1997                   -                -

   Common Stock, par value $.001
      authorized shares 100,000,000:7,967,190 &
      7,967,190 shares issued and outstanding,
      respectively                                  7,967            7,967
   Addition paid in capital                    10,096,457       10,096,457
   Accumulated Deficit                         (4,010,818)      (4,046,091)
   Unrealized gain on trading securities          158,000             -
   Less: Treasury stock at cost                  (449,445)         (36,705)

   Total Stockholders' Equity (Deficit)         5,802,161        6,021,628

   Total Liabilities and Stockholders' Equity $ 5,962,105      $ 6,242,837


               Ammonia Hold, Inc. and Subsidiaries
                     Statements of Operations

                              For the Three Months       For the Nine Months
                                 Ended March 31,             Ended March 31,
                                1999         1998          1999          1998
                           (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)

Total Revenues              $  693,698   $   360,236   $ 1,750,222   $   849,103

Cost of Sales                  381,534       173,293     1,033,481       432,436

Gross Profit                   312,164       186,943       716,741       416,667

General &
 Administrative Expenses       410,766       149,585     1,076,879       424,372

Other Income                    68,682        31,205       389,454       101,228

Other Comprehensive Income     158,000          -          158,000          -

Income (Loss)
 Before Income Taxes           128,080        68,563       187,316        93,523

Provisions For Income Taxes       -             -             -             -

Net Income                     128,080        68,563       187,316        93,523

Net (Loss) Per Share        $     .016   $      .009   $      .024   $      .017

Weighted Average
 Outstanding Shares          7,967,190     7,349,728     7,967,190     5,489,519


                Ammonia Hold, Inc. and Subsidiaries
                      Statement of Cash Flows

                                                       For the Nine Months
                                                          Ended March 31,
                                                        1999          1998

Cash Flows form Operating Activities:

    Net gain (loss)                                 $  187,316   $    93,523
    Non-cash items:
      Depreciation                                      49,264        22,200
      Amortization                                      29,259        23,797
   Changes in current assets and liabilities:
      (Increase) decrease in:
         Accounts receivable                          (273,415)     (195,362)
         Prepaid expenses/deposits                     (24,418)       28,732
         Inventories                                  (151,316)     (108,392)
         Other receivables                             (85,321)         -
      Increase (decrease) in:
         Accounts payable                              (66,218)       14,491
         Accrued liabilities                             4,953         2,077

     Net Cash Provided (Used) by
         Operating Activities                         (329,896)     (118,934)

Cash Flows from Investing Activities
      Purchase land                                     (5,000)         -
      Purchase of equity and bonds                     486,293          -
      Purchase of property and equipment              (432,185)     (411,406)
      Purchase Treasury stock                         (412,740)      (22,220)

     Net Cash Provided (Used) by
         Investing Activities                         (363,632)     (433,626)

Cash Flows from Financing Activities:
      Issuance of Preferred Stock                         -             -
      Issuance of common stock                            -             -

     Net Cash Provided by
         Financing Activities                             -             -

Net increase (decrease) in cash                       (699,480)     (552,560)

Cash and Cash Equivalents at
     Beginning of Period                               854,883     3,224,211

Cash and Cash Equivalents at
     End of Period                                  $  161,355   $ 2,671,651

Supplemental Cash Flow Information:

     Cash paid for interest                         $     -      $      -
     Cash paid for income taxes                     $     -      $      -


                Ammonia Hold, Inc. and Subsidiaries
                          March 31, 1999

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Ammonia Hold, Inc. and Subsidiaries (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended March 31, 1999 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed of Form 10-KSB for the Fiscal year ended June 30, 1998.

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


Item 2.   Management's Discussion and Analysis or Plan of Operation

     The following table sets forth the percentage relationship to sales of principal items contained in the Company's Statements of Operations for the three month and nine month periods ended
March 31, 1999 and 1998. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                      Three Months Ended      Nine Months Ended
                                          March 31,               March 31,
                                       1999       1998         1999      1998
                                         (Unaudited)            (Unaudited)
Total revenues . . . . . . . . . . .   100%       100%         100%       100%
Cost of sales. . . . . . . . . . . .    55         48           59         51
Gross profit . . . . . . . . . . . .    45         52           41         49
General and administrative
  expenses . . . . . . . . . . . . .    59         42           61         50
Other income . . . . . . . . . . . .    33          9           31         12
Income before income taxes . . . . .    19         19           11         11
Provisions income taxes. . . . . . .     -          -            -          -
Net income . . . . . . . . . . . . .    19         19           11         11


Results of Operations

    Total revenues for the three month period ended December 31, 1999 ("third quarter of fiscal 1999") increased 93% from the third quarter of fiscal 1998, and increased 106% for the nine month period ended March 31, 1999 ("first nine months of fiscal 1999") compared to the 1998 period. These increases are primarily due to increased distribution and new customer shipments. Cost of sales, as a percentage of total revenues, increased to 55% for the third quarter of fiscal 1999 from 48% for the third quarter of fiscal 1998, and increased to 59% for the first nine months of fiscal 1998 from 51% for the comparable 1998 period. These percentage increases for the 1999 periods are the result of increased marketing costs associated with new customers. Actual cost of sales increased 120% for the third quarter of fiscal 1999 and increased 139% for the first nine months of fiscal 1999 compared to the corresponding 1998 periods. These results are due to increased sales and increases in marketing and promotional costs associated with securing new accounts.

    General and administrative expenses for the third quarter and first nine months of fiscal 1999 increased 175% and 154%, respectively, when compared to the corresponding 1998 periods. The increases are primarily attributed to an increase in salaried employees and costs associated with the acquisition of Super Dry Industries, Inc. As a percentage of total revenues, general and administrative expenses increased to 59% for the third quarter of fiscal 1999 from 42% for the 1998 period, and increased to 61% for the first nine months of fiscal 1999 compared to 50% for the 1998 period.

    Other income increased to $68,682 for the third quarter of fiscal 1999 from $31,205 for the comparable 1998 period, and also increased to $389,454 for the first nine months of fiscal 1999 from $101,228 for the 1998 period due to interest income from cash balances and gains from investments. The Company also recognized $158,000 in other comprehensive income during the third quarter of fiscal 1999 due to recognition of the increased market value of the Company's Pet Quarters.com investment. Net income for the third quarter and first nine months of fiscal 1999 increased to $128,080 and $187,316, respectively, as compared with $68,563 and $93,523 for the respective corresponding 1998 periods.

Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied by operations and financing activities through the sale of securities. Working capital at March 31, 1999 was $2,582,856, a 21% decrease from $3,275,513 at June 30, 1998. This decrease is attributed to the $693,528 reduction (81%) in cash and cash equivalents due to expansion of the Company's Lonoke, Arkansas facility. Also, the Company expended $412,740 for the repurchase of its own common stock pursuant to the Company's stock repurchase program during the first nine months of fiscal 1999. Further contributing to the decrease in working capital was the $594,864 decrease in investments in trading equities due to the liquidation of certain equity investments. The decline in working capital was partially offset by the $273,415 increase (91%) in accounts receivable attributed to increased customer orders, and the $151,316 increase in inventory due to the need to maintain adequate levels for an anticipated increase in orders. During this same period, other receivables and accrued interest increased $85,321 (109%) reflecting investments in bonds and other interest bearing assets. Further, accounts payable decreased $66,218 (33%) due to payments made to vendors in the normal course of business.

    Net cash used by operating activities for the first nine months of fiscal 1999 was $329,896 compared to net cash used of $118,934 for the comparable 1998 period. This is partially attributed to the $273,415 increase in accounts receivable reflecting increased customer orders, and the $151,316 increase in inventory. Net cash used by investing activities was $363,632 for the first nine months of fiscal 1999 compared to $433,626 for the same 1998 period reflecting the Company's purchase of property and equipment and the repurchase of its own common stock.

    The Company anticipates meeting its working capital needs during the remainder of the 1999 fiscal year partially with revenues from operations and income from its investments. It is possible that the Company may investigate the possibility of interim financing to provide additional working capital and to increase marketing activities related to the Company's products. Management has not entered into any new arrangements or definitive agreements for additional private placement of securities and/or a public offering. If the Company's operations and investment income are not adequate to fund its operations and it is unable to secure financing from the sale of its securities or from private lenders, the Company could experience a cash flow shortage which could curtail the Company's operations.

    As of March 31, 1999, the Company had total assets of $5,962,105 and total stockholders' equity of $5,802,161. In comparison, as of June 30, 1998, the Company had total assets of $6,242,837 and total stockholders' equity of $6,021,628. This decrease in total assets for the first nine months of fiscal 1999 is primarily due to the decreases in cash and in investments in trading equities.

Inflation

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended March 31, 1999.


                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMMONIA HOLD, INC.



Date:  May 24, 1999                    By:   /S/ Michael D. Parnell
                                       MICHAEL D. PARNELL,
                                       President and Director



Date:  May 24, 1999                    By:   /S/ Dan N. Thompson
                                       DAN N. THOMPSON, Secretary,
                                       Treasurer, Chief
                                       Financial Officer and
                                       Director
                                       (Principal Accounting Officer)