Form 10KSB
period 1999-06-30
AMMONIA HOLD INC
filed 1999-10-18
CIK 1019852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-KSB
(Mark One)
                    Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

            For the Fiscal Year Ended June 30, 1999

                    Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

               Commission File Number   333-29903

                       AMMONIA HOLD, INC.
         (Name of small business issuer in its charter)

           Utah                                  75-2337459
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

           10 Gunnebo Drive, Lonoke, Arkansas  72086
     (Address of principal executive offices)   (Zip Code)

Issuer's telephone no.:  (501) 676-2994

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.

     State the issuer's revenues for its most recent fiscal year.
$2,865,837

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $7,945,659 (Based on price of $1.15 on October 14, 1999 and 6,909,269 shares held by non-affiliates)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                            Outstanding as
                                          of October 14, 1999
   Common Stock, Par Value                    7,638,190
       $.001 per share

              DOCUMENTS INCORPORATED BY REFERENCE
                              NONE

Transitional Small Business Disclosure Format.   Yes    No





                       AMMONIA HOLD, INC.

                       TABLE OF CONTENTS

                                                           Page

                             PART I

Item 1.   Description of Business  . . . . . . . . . . . . . . .            1

Item 2.   Description of Property. . . . . . . . . . . . . . . .            6

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . .            6

Item 4.   Submission of Matter to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . .            6

                            PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . .            6

Item 6.   Management's Discussion and Analysis or
          Plan of Operation. . . . . . . . . . . . . . . . . . .            8

Item 7.   Financial Statements . . . . . . . . . . . . . . . . .           13

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . .           26

                            PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control persons; Compliance with Section 16(a)
          of the Exchange Act. . . . . . . . . . . . . . . . . .           26

Item 10.  Executive Compensation . . . . . . . . . . . . . . . .           27

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . .           28

Item 12.  Certain Relationships and Related Transactions                   29

                            PART IV

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . .           30

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .           31


                              -i-


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

Marketing

     Management estimates that more than half of all households in the United States have pets. Management further estimates that over six billion broiler chickens, 280 million turkeys and 21 million ducks are produced in the United States each year. In order to address this market, management has created a marketing strategy combining the use of direct sales representatives and trade and consumer advertising. This strategy targets not only the retail market consisting of pet stores and pet departments of grocery and other retail stores, but also the commercial and industrial animal markets. Major retailers of the Company's products are WalMart, PETCO, Kmart and several large grocery chains throughout the United States.

     Presently, the Company employs three sales persons and also uses the services of independent sales representatives to cover its marketing area, primarily in the continental United States. Management intends to increase its marketing force as business demands warrant such expansion and the Company has sufficient funds available to retain the appropriate personnel.

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

Employees

     Presently, the Company has twenty-seven employees consisting of four management persons, sixteen production persons and four administrative persons and three sales representatives. The Company does not currently offer its employees any bonus, profit sharing or deferred compensation plan. The Company has entered into an employment contract with its President, Michael Parnell.

     Management intends to hire additional qualified personnel as business conditions warrant. In addition to its full-time employees, the Company may use the services of certain outside consultants and advisors as needed on a contract basis. Management considers the relations between the Company and its employees to be good.

Facilities

     The Company's principal place of business and corporate offices are located at 10 Gunnebo Drive, Lonoke, Arkansas 72086. The facilities are in good condition and consist of approximately 30,000 square feet of manufacturing and warehouse space used for the production of the Company's products and storage area for inventory and raw materials. The building and land are held in fee without mortgage. The Company also rents on a month to month basis, warehouse space for a mixing facility in Little Rock, Arkansas for rent of $1,360. On August 5, 1997 the Company purchased ten acres of land and 55,000 square foot office and manufacturing facility in Lonoke for cash of $392,920, in order to meet expansion requirements. This property was subsequently exchanged for a fifteen percent (15%) interest (1,777,500 shares of common stock) in Pet Quarters.com, Inc.

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

Item 3.   Legal Proceedings

          On September 27, 1999, the Securities and Exchange Commission (the "Commission") filed a Complaint in the United States District Court for the Middle District of Florida (Orlando Division), entitled United States Securities and Exchange Commission v. Corporate Relations Group, Inc., et al. Among the defendants named in the Complaint are the Company and its President, Michael Parnell. The Complaint alleges that the Company and Mr. Parnell violated Sections 5 and 17(a) of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The Complaint further alleges that the Company and Mr. Parnell made sales of unregistered securities and reported revenues derived from certain stock sales as revenue from a licensing agreement.

     The Company is actively pursuing a resolution to the action, including the possibility of a negotiated settlement with the Commission. The Company has not had sufficient time to fully investigate the action to determine what possible material effects, if any, it may have on the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's
Securities Holders during the fourth quarter of the Company's fiscal year ending June 30, 1999.

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


  Fiscal Year                   High           Low
(Starting July 1)
     1997
           First Quarter       $ 8.00         $ 5.25
           Second Quarter        8.62           4.06
           Third Quarter         6.75           4.56
           Fourth Quarter        5.62           3.44
     1998
           First Quarter         5.00           2.94
           Second Quarter        3.75           1.44
           Third Quarter         3.09           1.06
           Fourth Quarter        2.94           1.72
     1999
           First Quarter         2.12           1.47
           Second Quarter        1.62           1.00
           Third Quarter         1.53           1.06
           Fourth Quarter        2.18           1.06
     2000
           First Quarter         1.96           1.00
           Second Quarter(1)     1.31            .93
___________________________
          (1)       Through October 14, 1999

     As of October 14, 1999 there were approximately 1,133 holders of record of the Company's Common Stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

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

Recent Sales of Unregistered Securities

     In April 1999, the Company issued 1,000 shares of its Common Stock to two individuals, 500 shares each, in consideration for marketing and promotional services provided to the Company. The shares were issued in a private, isolated transaction. In completing the transaction, the Company relied upon the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) of such Act.

Item 6.   Management's Discussion and Analysis or Plan of Operation

     The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the financial statements.

     The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

     The FASB has also issued SFAS No 132. "Employers' Disclosures about Pensions and other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other Postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

                     Results of Operations

     The following table sets forth the percentage relationship to total net sales of principal items contained in the Company's Statements of Operations for the two most recent fiscal years ended June 30, 1999, and 1998.  It should be noted that
percentages discussed throughout this analysis are stated on an approximate basis.
                                                      Fiscal Years Ended
                                                            June 30,
                                                         1999      1998
Total net sales. . . . . . . . . . . . . . . . .        100%         100%
Cost of sales. . . . . . . . . . . . . . . . . .         53           53
Gross profit . . . . . . . . . . . . . . . . . .         47           47
General and administrative expenses. . . . . . .         61           88
Depreciation and amortization. . . . . . . . . .          6           10
(Loss) from operations . . . . . . . . . . . . .        (20)         (51)
Other income . . . . . . . . . . . . . . . . . .         10           58
Unrealized gain from marketable securities               26            -
Income (loss) before income taxes. . . . . . . .         16            7
Provisions (benefit) for income taxes. . . . . .          -            -
Net income (loss). . . . . . . . . . . . . . . .         16            7


For the Year Ended June 30, 1999 Compared to the Year Ended
June 30, 1998

    Total sales, net of allowances and discounts, for the fiscal year ended June 30, 1999 ("1999") increased 153% from the fiscal year ended June 30, 1998 ("1998") due to the increase in product shipped and new customer orders. Cost of sales (as a percentage of total revenues) remained constant at 53%. Actual cost of sales increased 151% for 1999 reflecting the increase in total sales.

    General and administrative expenses increased 73% for 1999 primarily due promotional and marketing costs associated with new customers. As a percentage of total revenues, general and administrative expenses decreased from 88% in 1998 to 61% in 1999 attributed to the increase in revenues.

    Other income decreased 57% in 1999 due to a 62% decrease in interest received related to a smaller investment portfolio. Also in 1999, the Company reported an unrealized gain from marketable securities of $746,156 reflecting an increase in market value of the Company's holdings. The Company earned net income of $466,798 in 1999 compared to net income of $81,427 in 1998. This increase is primarily attributed to the unrealized gain from marketable securities.

Net Operating Losses

     The Company has accumulated approximately $1,446,000 of net operating loss carryforwards as of June 30, 1999, which may be offset against future taxable income through the year 2009 when the carryforwards expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended June 30, 1999 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

                Liquidity and Capital Resources

     Historically, the Company's working capital needs have been satisfied by sales revenues and from the sale of securities. Working capital at June 30, 1999 was $2,907,492, including cash of $11,181 and investments in trading equities of $1,218,740. Also at June 30, 1999, the Company had total assets of $6,441,364 and total stockholders' equity of $6,076,364. Net cash used by operating activities for 1999 was $271,872 compared to $271,846 in 1998. The 1999 increase in net profit was mostly offset by increases in accounts receivable and inventories. The Company used a net $571,830 for investing activities in 1999 compared to $2,097,482 in 1998, primarily attributed to the purchase of securities in 1998. Accounts receivable increased $467,660 in 1999 due to increased sales, and inventories increased $271,287 due to the build-up in inventories in anticipation of increase
demand from existing and new customers.   The Company did not
realize any cash from financing activities in 1999 or 1998.

     The Company anticipates meeting its working capital needs during 2000 fiscal year primarily with revenues from operations. The Company believes that it has adequate cash reserves to meet any routine contingency during 2000. Management does not presently foresee a need for additional financing activities in 2000 unless the Company undertakes expansion or makes additional acquisitions. Management has no definitive plans for expansions or additional acquisitions.

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

Item 7.        Financial Statements

     The Company's financial statements as of and for the fiscal years ended June 30, 1999 and 1998 have all been examined to the extent indicated in their report by Crouch Bierwolf & Chisholm, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.


                    INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
Ammonia Hold, Inc.

We have audited the accompanying consolidated balance sheet of Ammonia Hold, Inc. and subsidiaries as of June 30, 1999 and the related consolidated statement of operations, stockholders' equity and cash flows for the years ended June 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ammonia Hold, Inc. and it's subsidiaries as of June 30, 1999 and the results of their operations and cash flows for the years ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles.



Crouch, Bierwolf & Chisholm
September 30, 1999



                Ammonia Hold, Inc. and Subsidiaries
     Consolidated Balance Sheets

                               ASSETS

                                                          June 30,
                                                            1999
CURRENT ASSETS
 Cash and cash equivalents (Note 1)                     $    11,181
 Accounts receivable net of
   allowance for doubtful accounts
   of $25,275                                               766,746
 Prepaid expenses                                            28,790
 Investments in Trading equities (Note 1)                 1,218,740
 Inventory                                                  858,663
 Other receivables and accrued investment income             26,390
 Notes receivable-current                                   361,410
    Total Current Assets                                  3,271,920

PROPERTY, PLANT
  AND EQUIPMENT
 Depreciable assets - net of accumulated
  depreciation (Note 1)                                   1,689,071
 Land                                                       281,212
    Total Property, Plant and
 Equipment                                                1,970,283

OTHER ASSETS
 Deposits                                                    50,000
 Patents - net of accumulated
  amortization of $261,134 (Note 1)                         402,061
 Investment                                                 747,100
    Total Other Assets                                    1,199,161

 TOTAL ASSETS                                           $ 6,441,364














                            (continued)


                Ammonia Hold, Inc. and Subsidiaries
                            Consolidated Balance Sheets
                            (continued)


                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          June 30,
                                                            1999
CURRENT LIABILITIES
 Accounts payable                                      $   238,264
 Accrued expenses                                           27,050
 Margin account and overdraft                               99,114

   Total Current Liabilities                               364,428

STOCKHOLDERS' EQUITY
 Series A Convertible Preferred
  Stock.  3,000 shares authorized
  0 shares issued and outstanding
  at June 30, 1999                                            -

 Common Stock, par value $.001
  authorized shares 100,000,000:
  7,638,190 shares Issued and outstanding                    7,638
 Paid in Capital                                         9,648,591
 Accumulated deficit
 Less: Treasury stock at cost                           (3,579,293)
   Total Stockholders' Equity                            6,076,936

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                  $ 6,441,364





                     Ammonia Hold, Inc. and Subsidiaries
                    Consolidated Statements of Operations

                                          For the years ended June 30,
                                                 1999          1998
SALES - NET ALLOWANCE
  AND DISCOUNTS                            $ 2,865,837   $ 1,134,189

 COST OF SALES                               1,519,614       605,707

 GROSS PROFIT                                1,346,223       528,482

 General & Administrative                    1,734,721     1,002,177
 Depreciation                                  131,496        69,116
 Amortization                                   39,011        39,011

 Loss From Operations                         (559,005)     (581,822)

OTHER INCOME:
 Interest                                       49,630       131,896
 Dividends                                      22,528         4,000
 Realized gains from sale of trading equities  197,194       495,704
 Other                                          10,295        31,649


OTHER COMPREHENSIVE INCOME:
 Unrealized gain/loss
  from marketable securities                   746,156          -

INCOME (LOSS) BEFORE
 INCOME TAXES                                  466,798        81,427

PROVISIONS (BENEFIT) FOR
 INCOME TAXES                                     -             -

NET INCOME (LOSS)                           $  466,798    $   81,427

NET INCOME AVAILABLE TO
 COMMON SHAREHOLDERS                        $  466,798    $   81,427

NET INCOME (LOSS) PER SHARE                 $     .061    $    0.014

WEIGHTED AVERAGE OUTSTANDING SHARES          7,638,967     6,006,323

FULLY DILUTED EARNINGS (LOSS) PER SHARE     $             $    0.011

FULLY DILUTED AVERAGE OUTSTANDING
 SHARES                                                    7,610,364




                         Ammonia Hold, Inc.
          Consolidated Statements of Stockholders' Equity

                                                  Additional                     Additional   Retained
                                 Preferred Shares   Paid-in      Common Stock      Paid-in    Earnings    Treasury
                                 Shares    Amount   Capital     Shares   Amount    Capital    (Deficit)   Stock

Balance on June 30, 1997          3,000    $   3  $2,624,997  4,559,415 $ 4,559  $ 6,568,503  $(4,127,518) $    -

Preferred stock converted to
 common stock                    (3,000)      (3) (2,624,997) 2,979,413   2,980    2,622,020         -          -

Issued common stock to
 acquire subsidiary                -          -         -       403,362     403      856,740         -          -

Issued common stock to cancel
 options                           -          -         -        25,000      25       49,194         -          -

Treasury stock at cost             -          -         -          -       -            -            -       (36,705)

Net income (loss) for the year
 ended June 30, 1998               -          -         -          -       -            -          81,427       -

Balance on June 30, 1998           -          -         -     7,967,190   7,967   10,096,457   (4,046,091)   (36,705)

Stock issued for services          -          -         -           100       1       1,249         -           -

Treasury stock at cost             -          -         -          -       -           -            -       (412,740)

Cancel Treasury stock              -          -         -      (330,000)   (330)   (449,115)        -        449,445

Net income (loss) for the year
 ended June 30, 1999               -          -         -          -       -           -         466,798    -

Balance on June 30, 1999           -       $  -      $  -     7,638,190  $7,638  $9,648,591  $(3,579,293) $ -





                     Ammonia Hold, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows

                                              For the years ended June 30,
                                                  1999           1998
Cash Flows from Operating Activities
Net gain (loss)                               $  466,798     $   81,427
Non-cash items:
   Depreciation                                  131,496         62,116
   Amortization                                   39,011         39,011
   Bad debt expense                                 -             4,500
   Comprehensive income                         (746,156)          -
   Stock issued to cancel options                   -            49,219
   Stock received from building sale                -          (495,704)
   Stock issued for services                       1,250           -
Changes in current assets and liabilities:
 (Increase) decrease in:
     Accounts receivable                        (467,660)      (252,336)
     Trading Equities                            427,835           -
     Prepaid expenses/deposits                   (48,577)       351,319
     Inventories                                (271,287)      (259,512)
     Other receivables                            52,199           -
 Increase (decrease) in:
     Accounts payable                             40,075        125,094
     Margin account                               99,114           -
     Accrued liabilities                           4,030         23,020
 Net Cash provided (Used) by Operating
   Activities                                   (271,872)      (271,846)

Cash Flows from Investing Activities
 Purchase Facility                                             (392,920)
 Purchase/Sale of equity & bonds                  47,888     (1,457,037)
 Purchase of property and equipment             (206,978)       (72,525)
 Acquisition of subsidiary                          -          (175,000)
 Purchase treasury stock                        (412,740)          -
 Net Cash Provided (Used) by
   Investing Activities                         (571,830)    (2,097,482)

Cash Flows from Financing Activities
 Issuance of Preferred Stock                        -              -
 Issuance of common stock                           -              -
 Net Cash Provided (Used) by Financing Activities   -              -

Increase (Decrease) in Cash                     (843,702)    (2,369,328)

Cash and Cash Equivalents at Beginning of Period 854,883      3,224,211

Cash and Cash Equivalents at End of Period      $ 11,181    $   854,883




                                 (Continued)

                     Ammonia Hold, Inc. and Subsidiaries
     Consolidated Statements of Cash Flows
                                 (Continued)

                                               For the years ended June 30,
                                                1999                1998
SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW INFORMATION:

 Cash paid for interest                       $   -               $      29
 Cash paid for income taxes                       -                    -

NON CASH FINANCING
 ACTIVITIES:

Issued stock for subsidiary                   $   -               $ 857,143
Issued stock for patent                           -               $    -





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

Purchase and Sale of Property - On August 5, 1997, the Company purchased ten acres of land and a 55,000 square foot manufacturing/office facility for $392,920. The facility was rented until November, 1997. During November 1997, the Company sold the building for $888,750 worth of restricted common stock of Pet Quarter Inc. (1,777,500 shares). The shares were valued at fifty cents per share. The property was appraised at $975,000. The restricted stock is recorded as "Investment in Trading Equities" for the portion that can be sold within one year, and "Investments" for the rest of the securities. (See Note 8)





                  Ammonia hold, Inc.  and Subsidiaries
                Notes to Consolidated Financial Statements
                               June 30, 1999


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

Property, Plant and Equipment consist of the following:



                                           June   30,
                                               1999
   Building                                $   676,152
   Equipment                                 1,655,007
   Fixtures                                     47,596
   Land                                        281,212
   Total property, plant and equipment       2,659,967
        Less: accumulated depreciation        (689,684)
        Net property, plant and equipment  $ 1,970,283

Depreciation expense was $131,496 and $62,116 for the years ended June 30, 1999 and 1998, respectively.

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






                 Ammonia Hold, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements
                            June 30, 1999

NOTE 2 - INVENTORIES

   The company uses the FIFO (first-in, first-out) method for inventory valuation.

   Inventories consist of the following at June 30, 1999:
                                                    1999
   Raw materials                               $    216,124
   Work-in-progress                                 337,841
   Finished goods                                   304,698
   Total                                       $    858,663

NOTE 3  - OPERATING LEASES

   The Company rents office and warehouse space on a month-to-month basis with monthly rental payments of approximately $1,360. Total rent expense amounted to $19,342 and $15,233 for the years ended June 30, 1999 and 1998, respectively.

NOTE 4 - SALES TO PRINCIPAL CUSTOMER

   The majority of the Company's sales (approximately 46% in the years ended June 30, 1999 and 1998) were to a principal customer, which is a national retail chain located in the United States, of which $84,497 and $86,878 was receivable at June 30, 1999 and 1998.

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

   2.The Company issued 403,362 shares of common stock (along with cash) to acquire Super Dry Industries, Inc. (See Note 1)

   3.The Company issued 25,000 shares of restricted common stock to cancel options to purchase 500,000 shares of common stock (see Note 7). The Company recorded an expense of $49,219 to reflect the market price of the common stock at the time of the transaction.

      During 1999, the Company purchased and retired 330,000 shares of their common stock.


                 Ammonia Hold, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements
                            June 30, 1999

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

      During the year ended June 30, 1999, all of the preferred shareholders converted their shares of preferred stock for common stock.

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

       On May 14, 1998, the Company entered into an agreement with a marketing firm in which the marketing firm will market the Company's products to wholesalers and retailers. In connection with this agreement the Company granted options to purchase an aggregate of 1,100,000 shares of the Company's common stock for the purchase price of $2.6875 per share, or $1.30 per share.

       The first 550,000 shares are exercisable if the aggregate sales of company products for which the marketing firm is responsible reaches $5,000,000 within 18 months of May 14, 1998. These options are exercisable at $1.30 per share.

       The second 550,000 shares are exercisable if the aggregate sales of company products for which the marketing firm is responsible reaches $10,000,000 within 3 years of May 14, 1998. These options are exercisable at $2.6875 per share.

       If the first option is not exercisable because sales did not reach $5,000,000 but the sales within 3 years does reach
       $10,000,000 then the initial 550,000 shares will be exercisable.


                   Ammonia Hold, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements
                            June 30, 1999

NOTE 7-WARRANTS AND OPTIONS (continued)

       The Board of Directors (consisting of 5 members) were granted stock purchase warrants entitling them to each purchase 50,000 shares of stock at $1.06, which was the closing price of the Company's stock on the date of issuance (February 26, 1999). The warrants become exercisable when the Company attains net sales of $3,000,000 in a 12 month period. The warrants expire February 26, 2004.

       The corporate president and CEO was granted stock purchase options to purchase 100,000 shares of common stock if the Company attains net sales of $3,000,000 in a twelve month period. The price is the market price on the date the Company attains the $3,000,000 in net sales. If the Company attains $5,000,000 net sales in a 12 month period the CEO will receive an additional option to purchase 200,000 shares of stock at the market price at the date in which the Company reaches the $5,000,000 net sales. The option expire 5 years after issuance

NOTE 8-OTHER COMPREHENSIVE INCOME

      Other Comprehensive Income includes unrealized gains from trading securities. The Company owned the following at June 30, 1999:

            Publicly Traded Securities    $           200,940
            Pet Quarters Stock                      1,764,900
                                                    1,965,840
            Less: current portion                  (1,218,740)
            Other Assets-Investments      $           747,100


             The Company owns a large block of stock in Pet Quarters, Inc. (See Note 1). The Company is limited as to the number of shares it can sell in any quarter. Therefore, only a portion of the shares, (290,800 shares) have been included in "Other Comprehensive Income" and valued at the current market price at June 30, 1999. The remainder of the shares are carried at cost ($.50) as "Other Assets-Investments".

NOTE 9-CONTINGENCIES AND COMMITMENTS

             On September 27, 1999, the Securities and Exchange commission (the "Commission") filed a complaint in the United
             States District Court for the Middle District of Florida (Orlando Division), entitled United States Securities and Exchange Commission v. Corporate Relations Group,
             Inc., et al.   Among the defendants named in the
             Complaint are the Company and its President, Michael
             Parnell.   The Complaint alleges that the Company and
             Mr. Parnell violated Sections 5 and 17 (a) of the
             Securities Act of 1933, as amended, and Rule 10b-5 promulgated thereunder. The Complaint further alleges that the Company and Mr. Parnell made sales of unregistered securities and reported revenues derived from certain stock sales as revenue from a licensing agreement.

             The Company is actively pursuing a resolution to the action, including the possibility of a negotiated settlement with the Commission. The Company has not had sufficient time to fully investigate the action to determine what possible material effects, if any, it may have on the Company.





Item 8.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure

     This Item is not Applicable.

                            PART III

Item 9.   Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of the
               Exchange Act

     The following table sets forth the names, ages, and offices held with the Company by it's directors and executive officers:

       Name                  Position      Director Since     Age
Michael D. Parnell       President, Chief       1996           41
                          Executive Officer
                          and Director
Dan N. Thompson          Secretary/Treasurer    1994           36
                          Chief Financial
                          Officer and Director
Robert S. Ligon          Director               1994           77
Charles R. Nickle        Director               1997           45
William H. Ketchum       Director               1997           67

     All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company pays each director $500 per quarter for service on the Board of Directors. On February 26, 1999, each director received an option to purchase up to 50,000 shares of the Company's common stock at an exercise price of $1.06 per share, for a period of five years. In order for a director to exercise his warrant, the Company must achieve net sales of $3,000,000 for any continuous twelve month period.

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

     William H. Ketchum is a graduate from the University of Arkansas with a degree in business administration and a masters
in operational management.   Mr. Ketchum is a retired Naval
Officer and is currently involved in real estate, cattle and farming operations.

Item 10.  Executive Compensation

     The Company does not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company does pay each director $500 per quarter as a directors' fee. On March 1, 1999, the Company entered into an employment agreement with its President, Michael
D. Parnell. Mr. Parnell's agreement is for a term of five years with a base annual salary of $75,000. The agreement provides for salary increases to $100,000 per annum when the Company realizes net sales of $3,000,000 for any continuous twelve month period, and to $150,000 per annum when net sales reach $5,000,000. In addition, Mr. Parnell will receive stock purchase options to acquire 100,000 shares when net sales reach $3,000,000 for any continuous twelve month period, options to purchase 200,000 shares when net sales reach $5,000,000. Mr. Parnell also receives insurance, vacation and other typical benefits.

Cash Compensation

     The following table sets forth all cash compensation paid by the Company for services rendered to the Company for the fiscal years ended June 30, 1997, 1998 and 1999, to the Company's Chief Executive Officer. No executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted.

                   Summary Compensation Table

                                                  Other     All
                                                 Annual    Other
Name and               Fiscal                    Compen-  Compen-
Principal Position      Year     Salary   Bonus   sation   sation
Michael D. Parnell,     1999    $64,904   $ -0-  $ -0-     $1,500
 President, C.E.O.      1998     55,499     -0-    -0-      1,000
                        1997     53,999     -0-    -0-      -0-

Mathew Hoff(1)          1997     53,999     -0-    -0-      -0-
 President, C.E.O
__________________
             (2)         President and C.E.O. of the Company until 1997

             Option/SAR Grants in Last Fiscal Year

                   Number of      Percent of total
                  securities      options/SARs
                  underlying        granted to
Name and          options/SARs      employees in  Exercise or base  Expiration
Principal Position    granted(#)     fiscal year    price ($/Sh.)      date
Michael D. Parnell, 50,000*              20%           $ 1.06       2/26/2004
 President, C.E.O.
__________________
               * Options become exercisable only when the Company has attained net sales of $3,000,000 for any continuous twelve month period.

Item 11.    Security Ownership of Certain Beneficial Owners and
             Management

     The following table sets forth information, to the best knowledge of the Company as September 30, 1999, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director and all directors and officers as a group.

Name and Address                  Amount and Nature of          Percent
of Beneficial Owner                Beneficial Ownership        of Class(1)

Michael D. Parnell*                       478,508                    6.3%
10 Gunnebo Drive
Lonoke, AR 72086

Dan N. Thompson*                            3,353                    .04%
10 Gunnebo Drive
Lonoke, AR 72086

Robert S. Ligon*                          198,210                    2.6%
10 Gunnebo Drive
Lonoke, AR 72086

Charles R. Nickle*                         25,000                     .3%
10 Gunnebo Drive
Lonoke, AR 72086

William H. Ketchum*                        23,850                     .3%
10 Gunnebo Drive
Lonoke, AR 72086

All directors and executive                728,921                  10.1%
officers as a group
(5 persons in group)

*  Director and/or executive officer
Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

  (1) Based upon 7.638,190 shares of common stock outstanding on October 14, 1999.

Item 12.      Certain Relationships and Related Transactions

    During the Company's last two fiscal years, there have been no transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family.


                             PART V

Item 13.       Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit No.              Exhibit Name

        *3.1  Articles of Incorporation and all amendments thereto
        *3.2  By-Laws
        *4.1  Instrument defining rights of holders
       *10.1 Licensing Agreement dated April 1, 1996 with Grace Holdings *21.1 Subsidiaries
        27    Financial Data Schedules

 *   Previously filed as Exhibit to Form SB-2.

(b) The Company did not file any reports on Form 8-K for the three month period ended June 30, 1999.




                           SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange
Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AMMONIA HOLD, INC.



                                    BY:     /S/ Michael D. Parnell
                                                Michael D. Parnell,
                                             President and C.E.O.

Dated:   October 15, 1999


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                   Title                      Date

                                   President, C.E.O. and
                                   Director                October 15, 1999
/S/ Michael D. Parnell
    Michael D. Parnell

                                   Vice President and
                                   Director               October 15, 1999
/S/ Dan N. Thompson                Chief Accounting Officer
    Dan N. Thompson                Principal Financial Officer


                                                          October 15, 1999
/S/ Robert S. Ligon                Director
    Robert S. Ligon


                                                          October 15, 1999
/S/ Charles R. Nickle              Director
    Charles R. Nickle


                                                          October 15, 1999
/S/ William H. Ketchum             Director
    William H. Ketchum