Form 10QSB
period 1999-09-30
AMMONIA HOLD INC
filed 1999-11-23
CIK 1019852

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended September 30, 1999

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class            Outstanding as of September 30, 1999

Common Stock, $.001 par value           7,638,190


                        TABLE OF CONTENTS

Heading                                                                   Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .          1

          Balance Sheets -- September 30, 1999
            and June 30, 1999. . . . . . . . . . . . . . . . . . .          2

          Statements of Operations -- three months
            ended September 30, 1999 and 1998. . . . . . . . . . .          4

          Statements of Cash Flows -- three
            months ended September 30, 1999 and 1998 . . . . . . .          5

          Notes to Financial Statements  . . . . . . . . . . . . .          6

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .          7

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .          9

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .          9

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .          9

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .          9

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .         10

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .         10

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .         11











                               -i-



                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended September 30, 1999, have been prepared by the Company.















                        AMMONIA HOLD, INC.

                       FINANCIAL STATEMENTS

               September 30, 1999 and June 30, 1999


                Ammonia Hold, Inc. and Subsidiary
                          Balance Sheets

                              Assets

                                               September 30,    June 30,
                                                     1999        1999
                                                 (unaudited)    (audited)

Current assets
 Cash and Cash equivalents                       $    22,571   $    11,181
 Accounts receivable net of
    allowance for doubtful accounts
    of $20,776 and $25,275, respectively           1,089,323       766,746
 Prepaid expenses                                     28,559        28,790
 Investments in Trading equities                   1,017,800     1,218,740
 Inventory                                           909,393       858,663
 Other receivables and accrued investment income      24,313        26,390
 Notes receivable-current                            325,018       361,410
   Total Current Assets                          $ 3,416,977   $ 3,271,920

PROPERTY, PLANT & EQUIPMENT
 Depreciable assets - net of accumulated
  depreciation                                     1,660,845     1,689,071
 Land                                                281,212       281,212
   Total Property, Plant and Equipment             1,942,057     1,970,283

OTHER ASSETS
 Deposits                                             75,000        50,000
 Patents - net of accumulated
   amortization of $270,887 and
   $261,134, respectively                            392,307       402,061
 Investment in Held to Maturity Bonds                734,600       747,100
    Total Other Assets                             1,201,907     1,199,161

    Total Assets                                 $ 6,560,941   $ 6,441,364










                           (continued)



                Ammonia Hold, In. and Subsidiary
                          Balance Sheets
                           (continued)


               Liabilities and Stockholders' Equity

                                            September 30,   June 30,
                                                 1999         1999
                                             (unaudited)    (audited)

CURRENT LIABILITIES

 Accounts payable                            $   431,755   $   238,264
 Accrued expenses                                 17,468        27,050
 Margin account and overdraft                       -           99,114

Total Current Liabilities                         449,223      364,428

STOCKHOLDERS' EQUITY

 Common Stock, par value $.001
  authorized shares 100,000,000:
  7,638,190 shares issued and outstanding           7,638        7,638
 Additional Paid-in Capital                     9,648,591    9,648,591
 Accumulated Deficit                           (3,544,511)   (3,57,293)

Total Stockholders' Equity (Deficit)            6,111,718    6,076,936

Total Liabilities and Stockholders' Equity    $ 6,560,941  $ 6,441,364








                Ammonia Hold, Inc. and Subsidiary
     Statements of Operations and Other Comprehensive Income


                                          For the Three Months
                                           Ended September 30,
                                           1999           1998

TOTAL REVENUES                        $   989,178    $   481,771

COST OF SALES                             499,468        281,891

GROSS PROFIT                              489,710        199,880

GENERAL & ADMINISTRATIVE EXPENSES         626,054        304,733

OTHER INCOME                               96,125        148,559

OTHER COMPREHENSIVE INCOME                 75,000           -

INCOME (LOSS) BEFORE INCOME TAXES          34,781         43,706

PROVISIONS FOR INCOME TAXES                  -              -

NET INCOME                                 34,781         43,706

NET (LOSS) PER SHARE                  $      .005    $     0.005
WEIGHTED AVERAGE OUTSTANDING SHARES     7,638,190      7,967,190











                 Ammonia Hold, Inc. and Subsidiary
                      Statement of Cash Flows


                                                        For the Three Months
                                                         ended September 30,
                                                        1999            1998
                                                    (Unaudited)     (Unaudited)
Cash Flows form Operating
  Activities:

     Net gain (loss)                                $   34,781      $   43,706
     Non-cash items:
       Depreciation                                     32,874          17,264
       Amortization                                      9,753           9,753
       Comprehensive income                            (75,000)           -
     Changes in current assets and liabilities:
       (Increase) decrease in:
           Accounts receivable                        (322,577)        (37,780)
           Prepaid expenses/deposits                   (22,692)        (26,495)
           Inventories                                 (50,730)       (100,670)
       Increase (decrease) in:
           Accounts payable                            193,491          58,204
           Accrued liabilities                        (108,696)           (698)

     Net Cash Provided (Used) by Operating Activities (308,796)        (36,716)

Cash Flows from Investing Activities
      Purchase land                                       -             (5,000)
      Sale of equity and bonds                            -            702,793
      Purchase of property and equipment                  -           (151,654)
      Purchase Treasury stock                             -           (164,143)
      Sale of  stock                                   320,186            -

     Net Cash Provided (Used) by Investing Activities  320,186         381,996

Cash Flows from Financing Activities:
      Issuance of Preferred Stock                         -               -
      Issuance of common stock                            -               -

Net Cash Provided by Financing Activities                 -               -

Net increase (decrease) in cash                         11,390         345,280

Cash and Cash Equivalents at Beginning of Period        11,181         854,883

Cash and Cash Equivalents at End of Period           $  22,571     $ 1,200,163

Supplemental Cash Flow Information:

Cash paid for interest                               $    -        $      -
Cash paid for income taxes                           $    -        $      -



                 Ammonia Hold, Inc. and Subsidiary
                        September 30, 1999

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Ammonia Hold, Inc. and Subsidiary (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 1999 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed of Form 10-KSB for the Fiscal year ended June 30, 1999.

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



Item 2. Management's Discussion and Analysis or Plan of Operations

     The following table sets forth the percentage relationship to sales of principal items contained in the Company's Statements of Operations for the three month periods ended September 30, 1999 and 1998. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                            Three Months Ended
                                                              September 30,
                                                             1999      1998
                                                               (Unaudited)
Total revenues . . . . . . . . . . . . . . . . . . . .        100%      100%
Cost of sales. . . . . . . . . .   . . . . . . . . . .         50%       59%
Gross profit . . . . . . . . . . . . . . . . . . . . .         50%       41%
General and Administrative expenses. . . . . . . . . .         63%       63%
Other income . . . . . . . . . . . . . . . . . . . . .         10%       31%
Income (loss) before income taxes. . . . . .                    3%        9%
Provisions income taxes. . . . . . . . . . . . . . . .         -         -
Net income . . . . . . . . . . . . . . . . . . . . . .          3%        9%


Results of Operations

    Total sales, net of allowances and discounts, for the three month period ended September 30, 1999 ("first quarter of fiscal 1999") increased 105% from the first quarter of fiscal 1998 due primarily to increased sales and marketing activity. Cost of sales (as a percentage of total revenues) decreased to 50% for the first quarter of fiscal 1999, from 59% for the first quarter of fiscal 1998 due to shipment of higher margin products. Actual cost of sales increased 77% for the first quarter of fiscal 1999 compared to the corresponding 1998 period, reflecting the 105% increase in sales for the period.

    General and administrative expenses for first quarter of fiscal 1999 increased 105% compared to the corresponding 1998 period. This increase is primarily attributed to salaries and other costs associated with the Company's subsidiary, Super Dry Industries, Inc., and increased marketing and promotional costs associated with new distribution of products. As a percentage of total revenues, general and administrative expenses remained constant at 63% for the first quarter of fiscal 1998 and 1999.

    Other income decreased to 35%) for the first quarter of fiscal 1999 from the 1998 period due to a reduction in gains from investments. The net profit for the first quarter of fiscal 1999 decreased 20% to $34,781 compared with $43,706 for the corresponding 1998 period. This was attributed to the decline in investment income for the 1999 period.


Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied by operations and financing activities through the sale of securities. Working capital at September 30, 1999 was $2,967,754, a 2% increase from $2,907,492 at June 30, 1999. The increase in working capital is primarily attributed to the 42% increase in accounts receivable due to increased sales, 6 % increase in inventory to accommodate anticipated sales, and the elimination of a $99,114 margin account overdraft. Working capital was negatively impacted in the first quarter of 1999 by the 16% decrease in investments in trading equities and the 10% decrease in notes receivable.

    During the first quarter of 1999, cash used by operating activities was $308,796 compared to $36,716 for the first quarter of 1998. This result was primarily attributed to the $322,577 increase in accounts receivable resulting from increased sales, and the $193,491 increase in accounts payable due to costs associated with maintaining higher inventory levels. Also during the first quarter of 1999, the Company realized $320,186 from the sale of investment securities. During the first quarter of 1998, the Company's investing activities provided $381,996, primarily from the sale of equity and bonds.

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

    As of September 30, 1999, the Company had total assets of $6,560,941 and total stockholders' equity of $6,111,718. In comparison, as of June 30, 1999, the Company had total assets of $6,441,364 and total stockholders' equity of $6,076,936.

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

                              PART II

Item 1.  Legal Proceedings

    Except as set forth below, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

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

    The Company is actively pursuing a resolution to the action, including the possibility of a negotiated settlement with the Commission. Presently, management does not foresee the action having a material negative impact on the Company.

Item 2.  Changes In Securities and Use of Proceeds

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended September 30, 1999.



                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMMONIA HOLD, INC.



Date:  November 23, 1999               By   /S/ Michael D. Parnell
                                       MICHAEL D. PARNELL,
                                       President and Director



Date:  November 23, 1999               By   /S/ Dan N. Thompson
                                       DAN N. THOMPSON, Secretary,
                                       Treasurer, Chief
                                       Financial Officer and
                                       Director
                                       (Principal Accounting Officer)