Form 10QSB
period 1999-12-31
AMMONIA HOLD INC
filed 2000-02-22
CIK 1019852

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended December 31, 1999

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class              Outstanding as of December 31, 1999

Common Stock, $.001 par value           7,638,190


                        TABLE OF CONTENTS

Heading                                                    Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .     1

            Balance Sheets -- December 31, 1999
            and June 30, 1999. . . . . . . . . . . . . . . . . . .     2

            Statements of Operations -- three and six
            months ended December 31, 1999 and 1998. . . . . . . .     4

            Statements of Cash Flows -- three and six
            months ended December 31, 1999 and 1998. . . . . . . .     5

          Notes to Financial Statements  . . . . . . . . . . . . .     6

          Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .     7

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .     9

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .    10

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .    10

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .    10

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .    10

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .    10

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .    11











                               -i-



                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended December 31, 1999, have been prepared by the Company.















                        AMMONIA HOLD, INC.

                       FINANCIAL STATEMENTS

               December 31, 1999 and June 30, 1999



               Ammonia Hold, Inc. and Subsidiaries
                          Balance Sheets

                              Assets

                                             December 31,     June 30,
                                                  1999          1999
                                              (unaudited)     (audited)

Current assets
 Cash and Cash equivalents                    $   15,378     $    11,181
 Accounts receivable net of
    allowance for doubtful accounts
    of $25,275                                    984,083        766,746
 Prepaid expenses                                  28,631         28,790
 Investments in Trading equities                1,454,000      1,218,740
 Inventory                                        773,078        858,663
 Other receivables and accrued investment income   33,516         26,390
 Notes receivable-current                         297,680        361,410
   Total Current Assets                       $ 3,586,366    $ 3,271,920

PROPERTY, PLANT & EQUIPMENT
 Depreciable assets - net of accumulated
   depreciation                                 1,651,453      1,689,071
 Land                                             281,212        281,212
    Total Property, Plant and Equipment         1,932,665      1,970,283

OTHER ASSETS
 Deposits                                          55,000         50,000
 Patents - net of accumulated
   amortization of $280,641 and
   $261,134, respectively                         382,554        402,061
 Investment                                       697,100        747,100
    Total Other Assets                          1,134,654      1,199,161

    Total Assets                              $ 6,653,685    $ 6,441,364










                           (continued)
                Ammonia Hold, Inc. and Subsidiary
                          Balance Sheets
                           (continued)


               Liabilities and Stockholders' Equity

                                           December 31,     June 30,
                                               1999           1999
                                            (unaudited)     (audited)

CURRENT LIABILITIES

Accounts payable                            $    324,717  $   238,264
Note payable - related party                     115,113         -
Accrued expenses                                  16,854       27,050
Margin account and overdraft                        -          99,114

Total Current Liabilities                        474,684      364,428

STOCKHOLDERS' EQUITY

   Common Stock, par value $.001
    authorized shares 100,000,000:
    7,638,190 shares issued and outstanding        7,638        7,638
   Additional Paid-in Capital                  9,648,591    9,648,591
   Accumulated Deficit                        (3,477,228)  (3,579,293)

Total Stockholders' Equity (Deficit)         6,179,001      6,076,936

Total Liabilities and Stockholders' Equity $ 6,653,685    $ 6,441,364








               Ammonia Hold, Inc. and Subsidiaries
                     Statement of Operations


                               For the Three Months      For the Six Months
                                Ended December 31,       Ended December 31,
                                1999         1998        1999          1998
                            (Unaudited)  (Unaudited)  (Unaudited)   (Unaudited)

Total Revenues              $   817,051  $   574,753  $ 1,806,229   $ 1,056,524

Cost of Sales                   500,944      370,056    1,000,412       651,947

Gross Profit                    316,107      204,697      805,817       404,577

General &
  Administrative Expenses       468,656      287,639      806,662       556,787
Sales & Marketing               382,691       73,741      670,739       109,326

Total Expenses                  851,347      361,380    1,477,401       666,113

Loss from Operations           (535,240)    (156,683)    (671,584)     (261,536)

  Other Income/expense          (58,676)     172,213       37,449       320,772
  Other Comprehensive income    661,200         -         736,200          -

Income (Loss)
  Before Income Taxes            67,284       15,530      102,065        59,236

Provisions For Income Taxes        -            -            -             -

Net Income                       67,284       15,530      102,065        59,236

Net Income (Loss) Per Share  $    .0088  $     .0019  $      .013  $      .0074

Weighted Average
  Outstanding Shares          7,638,190    7,967,190    7,638,190     7,967,190















                Ammonia Hold, Inc. and Subsidiaries
                      Statement of Cash Flows


                                                      For the Six Months
                                                      Ended December 31,
                                                      1999          1998

Cash Flows from Operating Activities:

    Net gain (loss)                              $    102,065   $   59,236
    Non-cash items:
      Depreciation                                     69,138       36,264
      Amortization                                     19,507       19,506
      Comprehensive income (net)                     (679,105)
    Changes in current assets and liabilities:
      (Increase) decrease in:
         Accounts receivable                         (224,463)     (86,640)
         Prepaid expenses/deposits                     (4,841)     (27,612)
         Inventories                                   85,585      (76,778)
      Increase (decrease) in:
           Accounts payable                            86,453     (103,622)
           Income tax payable                            -            -
           Accrued liabilities                       (109,310)     (12,746)

     Net Cash Provided (Used) by
        Operating Activities                         (654,971)    (192,392)

Cash Flows from Investing Activities
      Purchase land                                                 (5,000)
      Purchase of equity and bonds                                 409,234
      Purchase of property and equipment              (31,520)    (324,118)
      Purchase Treasury stock                                     (378,720)
      Note Receivable (decrease)                       63,730
      Note Payable (increase)                         115,113
      Sale of Stock                                   511,845
      Net Cash Provided (Used) by
         Investing Activities                         659,168     (298,604)

Cash Flows from Financing Activities:
      Issuance of Preferred Stock                        -            -
      Issuance of Common stock                           -            -

     Net Cash Provided by
        Financing Activities                             -            -

Net increase (decrease) in cash                         4,197     (490,996)

Cash and Cash Equivalents at
     Beginning of Period                               11,181      854,883

Cash and Cash Equivalents at
     End of Period                                 $   15,378   $  363,887

Supplemental Cash Flow Information:

     Cash paid for interest                        $     -      $     -
     Cash paid for income taxes                    $     -      $     -



                Ammonia Hold, Inc. and Subsidiaries
                        December 31, 1999

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Ammonia Hold, Inc. and Subsidiaries (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended December 31, 1999 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended June 30, 1999.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.



Item 2. Management's Discussion and Analysis or Plan of Operations

     The following table sets forth the percentage relationship to sales of principal items contained in the Company's Statements of Operations for the three month and six month periods ended December 31, 1999 and 1998. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                    Three Months Ende           Six Months Ended
                                        December 31,              December 31,
                                       1999      1998            1999     1998
                                         (Unaudited)              (Unaudited)
Total revenues . . . . . . . . . . .   100%       100%           100%      100%
Cost of sales. . . . . . . . . . . .    61         64             55        62
Gross profit . . . . . . . . . . . .    39         36             45        38
General and Administrative
  expenses . . . . . . . . . . . . .    58         50             45        53
Sales & marketing expenses . . . . .    47         13             37        10
(Loss) from operations . . . . . . .   (66)       (27)           (37)      (25)
Other income (expense) . . . . . . .    (7)        30              2        30
Other comprehensive income . . . . .    81          -              41        -
Income before income taxes . . . . .     8          3              6         5
Provisions income taxes. . . . . . .     -          -              -         -
Net income . . . . . . . . . . . . .     8          3              6         5


Results of Operations

    Total revenues for the three and six month periods ended December 31, 1999 ("first quarter" and "first half" of fiscal 2000, respectively) increased 42% and 71% when compared to the respective 1999 fiscal periods. The increases are due primarily to increased sales and marketing activity and new customer orders. Cost of sales (as a percentage of total revenues) decreased to 61% for the second quarter of fiscal 2000 from 64% for the second quarter of 1999, and decreased to 55% for the first half of fiscal 2000 from 62% for the first half of 1999. These decreases are due primarily to shipment of higher margin products. Actual cost of sales increased 35% and 53% for the second quarter and first half of fiscal 2000, respectively, compared to the corresponding 1999 period. This reflects the 42% and 71% increases in sales for the respective fiscal 2000 periods.

    General and administrative expenses for the second quarter and first half of fiscal 2000 increased 63% and 45% for the second quarter and first half of fiscal 2000, respectively, compared to the corresponding 1999 periods. This increase is primarily attributed to salaries and other costs associated with the Company's subsidiary, Super Dry Industries, Inc., and increased marketing and promotional costs associated with new distribution of products.
As a percentage of total revenues, general and administrative expenses increased from 50% to 58% for the second quarter of fiscal 2000, and decreased from 53% to 45% for the first half of fiscal 2000. The increase for the second quarter is attributed to increased salaries related to additional staff to accommodate new customer accounts and increased legal fees. The decrease for the first half of fiscal 2000 is due to the increase in sales.

    Sales and marketing expenses increased 419% and 514% for the second quarter and first half of fiscal 2000, respectively, compared to fiscal 1999 results. The increases are due primarily to increased promotional costs associated with new customer orders.
As a percentage of total revenues, sales and marketing expenses increased from 13% to 47% for the second quarter of fiscal 2000, and from 10% to 37% for the first half of fiscal 2000.

    For the second quarter of fiscal 2000, the Company had a net other expenses of $58,676 compared to a net other income of $172,213 for the 1999 period, primarily due to the sale by the Company of investment securities in the 1999 period. For the first half of fiscal 2000, the Company had net other income of $37,449 compared to net other income of $$320,772 for the 1999 period. This decrease is due to reduced investment activity by the Company. The Company also recorded other comprehensive income of $ 661,200 and $736,200 for the second quarter and first half of fiscal 2000 due to the increase in unrealized appreciation in the Company's equity investments.

    Net income for the second quarter and first half of fiscal 2000 increased to $67,284 (333%) and to $102,065 (72%), respectively compared to $15,530 and $59,236 for the corresponding 1999 periods. These results are attributed to the increase in gross profit from operations of 55% and 99% for the second quarter and first half of fiscal 2000, respectively, primarily due to increased sales. Also, during the second quarter and first half of fiscal 2000, the Company realized income from the sale of investments and from unrealized gains.

Liquidity and Capital Resources

    For the past two fiscal years, the Company's working capital needs have been satisfied primarily through its operations and by cash provided from its investing activities. Working capital at December 30, 1999 was $3,111,682, a 7% increase from $2,907,492 at
June 30, 1999. The increase in working capital is primarily attributed to the 28% increase in accounts receivable due to increased sales, and the 19% increase in investments in trading equities reflecting appreciation of investments held by the Company. The increase in working capital was partially offset by 10% decrease in inventory due to order fluctuations, the 18% in notes receivable reflecting repayment of promissory notes, and the 36% increase in accounts payable due to inventory turnover. to accommodate anticipated sales, and the elimination of a $99,114 margin account overdraft.

    Net cash used by operating activities for the first half of fiscal 2000 $654,971 compared to net cash used of $192,392 corresponding 1999 period. This increase in cash used is primarily attributed to the $224,263 increase in accounts receivable due to increased sales and the $679,105 from unrealized gains from appreciation of investments held by the Company. Also during the first half of fiscal 2000, the Company realized $659,168 from investing activities due to the sale of investment securities.

    The Company anticipates meeting its working capital needs during the next twelve months primarily with revenues from operations resulting from increased marketing activities related to the Company's products. If the Company's operations are not adequate to fund its operations and it is unable to secure financing from private sources or from the sale of its securities, the Company could experience a cash flow shortage which could curtail the Company's operations.

    As of December 31, 1999, the Company had total assets of $6,653,685 and total stockholders' equity of $6,179,001. In comparison, as of June 30, 1999, the Company had total assets of $6,441,364 and total stockholders' equity of $6,076,936.

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

    Following negotiations with the Commission, the Company and Mr. Parnell each entered into settlements with the Commission on December 28, 1999. Without admitting or denying the allegations set forth in the Complaint, the Company and Mr. Parnell consented to the entry of separate Final Judgments which permanently restrains and enjoins the Company and Mr. Parnell from violating certain securities laws and regulations. Mr. Parnell was further required to pay a civil penalty of $25,000. The Company believes that the entry of the Final Judgments will not have a material adverse effect on the Company or its business.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended December 31, 1999.

                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMMONIA HOLD, INC.



Date:  February 18, 2000               By       /S/ Michael D. Parnell
                                       MICHAEL D. PARNELL,
                                       President and Director



Date:  February 18, 2000               By       /S/ Dan N. Thompson
                                       DAN N. THOMPSON, Secretary,
                                       Treasurer, Chief
                                       Financial Officer and
                                       Director
                                       (Principal Accounting
                                        Officer)