Form 10QSB
period 2000-03-31
AMMONIA HOLD INC
filed 2000-05-22
CIK 1019852

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended March 31, 2000

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                  Outstanding as of March 31, 2000

Common Stock, $.001 par value                 7,697,190



                        TABLE OF CONTENTS

Heading                                                                  Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .         3

          Balance Sheets -- March 31, 2000
            and June 30, 1999. . . . . . . . . . . . . . . . . . .         4

          Statements of Operations -- three and nine
            months ended March 31, 2000 and 1998 . . . . . . . . .         6

          Statements of Cash Flows -- three and nine
            months ended March 31, 2000 and 1998 . . . . . . . . .         7

          Notes to Financial Statements  . . . . . . . . . . . . .         8

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .         9

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .        11

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .        11

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .        11

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .        11

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .        12

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .        12

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .        13



                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended March 31, 2000, have been prepared by the Company.















                        AMMONIA HOLD, INC.

                       FINANCIAL STATEMENTS

                 March 31, 2000 and June 30, 1999







               Ammonia Hold, Inc. and Subsidiaries
                   Consolidated Balance Sheets

                              Assets

                                                 March 31,       June 30,
                                                   2000           1999
                                                (unaudited)      (audited)

CURRENT ASSETS
 Cash and Cash equivalents                     $      5,384    $     11,181
 Accounts receivable net of
    allowance for doubtful accounts
    of $25,275 and $14,186, respectively          1,056,915         766,746
 Prepaid expenses                                    29,081          28,790
 Investments in Trading equities                  1,017,800       1,218,740
 Inventory                                          794,673         858,663
 Other receivables and accrued interest              22,516          26,390
 Notes receivable - current                         245,288         361,410
   Total Current Assets                        $  3,171,657     $ 3,271,920

PROPERTY, PLANT & EQUIPMENT
 Depreciable assets - net of accumulated
  depreciation                                    1,619,453       1,689,071
 Land                                               281,212         281,212
   Total Property, Plant and Equipment            1,900,665       1,970,283

OTHER ASSETS
 Deposits                                            55,000          50,000
 Patents - net of accumulated
   amortization of $290,393 and
   $261,134, respectively                           372,802         402,061
 Investments/other assets                           840,972         747,100
    Total Other Assets                            1,268,774       1,199,161

    Total Assets                                $ 6,341,096     $ 6,441,364









                           (continued)


               Ammonia Hold, Inc. and Subsidiaries
                   Consolidated Balance Sheets
                           (continued)


               Liabilities and Stockholders' Equity

                                               March 31,       June 30,
                                                  2000           1999
                                              (unaudited)      (audited)

CURRENT LIABILITIES

 Accounts payable                            $    305,636    $    238,264
 Notes payable- related party                     115,113            -
 Accrued expenses                                  59,811          27,050
 Margin account and overdraft                        -             99,114

 Total Current Liabilities                        480,560         364,428

STOCKHOLDERS' EQUITY

 Series A convertible preferred stock,
  $.001 par value; 25,000,000 shares
  authorized; 3,000 shares issued and
  outstanding at June 30, 1997                       -               -

 Common Stock, par value $.001
  authorized shares 100,000,000:7,638,190 &
  7,638,190 shares issued and outstanding,
  respectively                                      7,638           7,638
 Addition paid in capital                       9,648,591       9,648,591
 Accumulated Deficit                           (3,795,693)     (3,579,293)

Total Stockholders' Equity (Deficit)            5,860,536       6,076,936

Total Liabilities and Stockholders' Equity   $  6,341,096    $  6,441,364








               Ammonia Hold, Inc. and Subsidiaries
              Consolidated Statements of Operations


                           For the Three Months     For the Nine Months
                              Ended March 31,          Ended March 31,
                             2000          1999       2000         1999
                         (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)

Total Revenues           $   322,875  $   693,698  $ 2,129,104   $ 1,750,222

Cost of Sales                185,066      381,534    1,185,478     1,033,481

Gross Profit                 137,809      312,164      943,626       716,741

General &
 Administrative Expenses     393,970      122,504    1,200,632       679,291
 Sales & Marketing           112,116      288,262      782,855       397,588
 Total Expense               506,086      410,766    1,983,487     1,076,879

Income/(Loss) from operation(368,277)     (98,602)  (1,039,861)     (360,138)

Other Income                  49,812       68,682       87,261       389,454

Other Comprehensive Income      -         158,000      736,200       158,000

Income (Loss)
 Before Income Taxes        (318,465)     128,080     (216,400)      187,316

Provisions For Income Taxes     -            -            -             -

Net Income                  (318,465)     128,080     (216,400)      187,316

Net (Loss) Per Share      $     (.04)  $     .016   $    (.027)   $     .024

Weighted Average
 Outstanding Shares        7,638,190    7,967,190    7,638,190     7,967,190












                Ammonia Hold, Inc. and Subsidiaries
               Consolidated Statement of Cash Flows


                                                     For the Nine Months
                                                        Ended March 31,
                                                     2000            1999

Cash Flows form Operating Activities:

    Net gain (loss)                            $   (216,400)   $    187,316
    Non-cash items:
      Depreciation                                   95,138          49,264
      Amortization                                   29,260          29,259
      Comprehensive Income                         (679,105)
Changes in current assets and liabilities:
      (Increase) decrease in:
       Accounts receivable                         (290,169)       (273,415)
       Prepaid expenses/deposits                     (5,291)        (24,418)
       Inventories                                   63,990        (151,316)
       Other receivables                              3,874         (85,321)
     Increase (decrease) in:
       Accounts payable                              67,372         (66,218)
       Accrued liabilities                          (66,353)          4,953

   Net Cash Provided (Used) by
     Operating Activities                          (997,684)       (329,896)

Cash Flows from Investing Activities
      Purchase land                                    -             (5,000)
      Purchase/sale of equity and bonds             798,172         486,293
      Purchase of property and equipment            (37,520)       (432,185)
      Purchase Treasury stock                          -           (412,740)
      Note Receivable                               116,122            -
      Note Payable                                  115,113            -
   Net Cash Provided (Used)
     Investing Activities                           991,887        (363,632)

Cash Flows from Financing Activities:
      Issuance of Preferred Stock                      -               -
      Issuance of common stock                         -               -

   Net Cash Provided by
     Financing Activities                              -               -

Net increase (decrease) in cash                      (5,797)       (693,528)

Cash and Cash Equivalents at
   Beginning of Period                               11,181         854,883

Cash and Cash Equivalents at
   End of Period                              $       5,384    $    161,355

Supplemental Cash Flow Information:

   Cash paid for interest                     $        -       $       -
   Cash paid for income taxes                 $        -       $       -




                Ammonia Hold, Inc. and Subsidiaries
                          March 31, 2000

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Ammonia Hold, Inc. and Subsidiaries (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended March 31, 2000 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed of Form 10-KSB for the Fiscal year ended June 30, 1999.

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



Item 2. Management's Discussion and Analysis or Plan of Operations

     The following table sets forth the percentage relationship to sales of principal items contained in the Company's Statements of Operations for the three month and nine month periods ended March 31, 2000 and 1999. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                            Three Months Ended Nine Months Ended
                                                  March 31,          March 31,
                                                2000    1999       2000    1999
                                                 (Unaudited)        (Unaudited)
Total revenues . . . . . . . . . . . . . .       100%    100%       100%    100%
Cost of sales. . . . . . . . . . . . . . .        57      55         56      59
Gross profit . . . . . . . . . . . . . . .        43      45         44      41
Total expenses . . . . . . . . . . . . . .       157      59         93      62
Income (loss) from operations. . . . . . .      (114)    (14)       (49)    (21)
Other income . . . . . . . . . . . . . . .        15      10          4      22
Other comprehensive income . . . . . . . .         -      23         35       9
Income before income taxes . . . . . . . .       (99)     19        (10)     10
Provisions income taxes. . . . . . . . . .         -       -          -       -
Net income . . . . . . . . . . . . . . . .       (99)     19        (10)     10


Results of Operations

    Total revenues for the three month period ended March 31, 2000 ("third quarter" of fiscal 2000) decreased 53% compared to the same 1999 fiscal period, due to reduced orders for product. Cost of sales (as a percentage of total revenues) increased to 57% for the third quarter from 55% for the second quarter of 1999, due to sale of lower margin products. Actual cost of sales decreased 51% in the third quarter primarily due to lower sales, which resulted in a 56% decrease in gross profit for the quarter. General and administrative expenses increased 222% for the third quarter of 2000 due to increased facility size and increased staff, and sales and marketing expenses decreased 61% for the quarter due to lower sales.

    Revenues for the nine month period ended March 31, 2000 ("first nine months of fiscal 2000") increases 22% due primarily to increased sales and marketing activity and new customer orders.
Cost of sales (as a percentage of total revenues) decreased to 56% for the first nine months from 59% for the comparable 1999 period due to shipment of higher margin products. Actual cost of sales increased 15% in the third quarter primarily due to lower sales, which resulted in a 32% increase in gross profit for the quarter. General and administrative expenses increased 77% for the first nine months of 2000 due to salaries and other costs associated with new product distribution, and sales and marketing expenses increased 97% for the period due to increased promotional costs.

    For the third quarter of fiscal 2000, the Company had other income of $49,812 compared to $68,682 for the 1999 period, primarily due to greater sales of investment securities in the 1999 period. For the first nine months of fiscal 2000, the Company had other income of $87,261 compared to $389,454 for the 1999 period, also due to greater sales in 1999. The Company also recorded other comprehensive income of $-0- and $736,200 for the third quarter and first nine months of fiscal 2000, respectively, compared to $158,000 and $158,000 for the comparable 1999 periods. This reflected unrealized appreciation in the Company's equity investments for the respective periods.

    The Company had a net loss of $318,465 for the third quarter of 2000 and a net loss of $216,400 for the first nine months of 2000. Comparatively, the Company had net profits of $128,080 and $187,316 for the 1999 periods. These results are attributed to increased promotional and marketing costs.

Liquidity and Capital Resources

    For the past two fiscal years, the Company's working capital needs have been satisfied primarily through its operations and by cash provided from its investing activities. Working capital at December 30, 1999 was $2,691,097, a 7% decrease from $2,907,492 at
June 30, 1999. The decrease in working capital is primarily attributed to the 16% decline in investments in trading equities reflecting less trading activity, and the 32% decrease in notes receivable due to the redemption of notes. Also, the Company had a 28% increase in accounts payable due to increased orders. The decrease in working capital was partially offset by the 38% increase in accounts receivable due to increased orders.

    Net cash used by operating activities for the first nine months of fiscal 2000 was $997,684 compared to $329,896 for the corresponding 1999 period. This increase in cash used is primarily attributed to the net loss for the period and increases in sales and marketing expenses as well as increased facilities and staff.

    For the first nine months of fiscal 2000, the Company realized cash from investing activities of $991,887. This was due primarily to $798,172 realized from the sale of marketable securities, receipt of $116,122 from a note receivable, and receipt of $115,113 from an officer's loan to the Company. In comparison, for the first nine months of fiscal 1999, the Company used $363,632 in cash for investing activities, primarily due to the purchase of property and equipment of $432,185 and the purchase of the Company's own shares that were returned to treasury of $412,740. These results were partially offset by $486,293 realized from the sale of marketable securities.

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

    As of March 31, 2000, the Company had total assets of $6,341,096 and total stockholders' equity of $5,860,536. In comparison, as of June 30, 1999, the Company had total assets of $6,441,364 and total stockholders' equity of $6,076,936.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended March 31, 2000.



                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMMONIA HOLD, INC.



Date: May 22, 2000                By    /S/ Michael D. Parnell
                                       MICHAEL D. PARNELL,
                                       President and Director



Date:  May 22, 2000               By   /S/ Dan N. Thompson
                                       DAN N. THOMPSON, Secretary,
                                       Treasurer, Chief
                                       Financial Officer and
                                       Director
                                       (Principal Accounting
                                        Officer)