Form 10KSB
period 2000-06-30
AMMONIA HOLD INC
filed 2000-10-16
CIK 1019852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)
   X      Annual Report Pursuant to Section 13 or 15(d) of The
          Securities Exchange Act of 1934

             For the Fiscal Year Ended June 30, 2000

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

     State the issuer's revenues for its most recent fiscal year.
$1,974,727

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $2,590,975 (Based on price of $.375 on October 13, 2000 and 6,909,269 shares held by non-affiliates)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                         Outstanding as of October 13, 2000

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


                              PART I

Item 1.  Description of Business

Business Development

    Ammonia Hold, Inc. ("AMHD" or the "Company"), a Utah corporation, is engaged in the business of manufacturing and marketing odor eliminating products used in connection with farm and domestic animals and municipal biosolid facilities. The Company's products are specifically designed to stop the formation of ammonia and other odors associated with animal waste and provide safe, simple, economical reduction of ammonia and associated vapor in poultry houses and other areas where animal wastes are present. The Company markets its products to farms, poultry houses, co-ops, large retail chains and grocery stores throughout the United States.

    The Company manufactures products specifically designed to control ammonia and other odors associated with animal urine and feces using a patented process. Its line of products have the ability to counter the formation of ammonia when urine and solid animal waste is exposed to free oxygen in the air. The Company's patented process binds the nitrogen present in animal waste and municipal biosolids, thus halting the natural production of ammonia. The Company's products are designed for industrial use in poultry production and livestock confinement areas and with household pets.

    The Company's principal product is called "Ammonia Hold," developed after 15 years of research and patented in 1989. Ammonia Hold is a granular light gray substance that uses a mono-calcium phosphate base with a blend of trace materials and other inert ingredients. Ammonia Hold counters the natural formation of ammonia when animal wastes are exposed to free oxygen in the air. Use of Ammonia Hold decreases ammonia levels. High atmospheric ammonia levels have been shown by numerous independent studies to cause respiratory tract damage in poultry, resulting in higher mortality and condemnation rates, and decreasing feed efficiency.

    The Company also markets a related product known as "Odor Scentry ", a variation of Ammonia Hold sold in smaller granular form, which uses the same process as Ammonia Hold to isolate the individual elements that must combine to create ammonia. Odor Scentry , the Company's first consumer product previously marketed under the name Odor Halt, is sold in pet stores and pet departments of retail stores for home use in the elimination of odors associated with pet litter pans for domesticated animals such as cats and birds, gerbils, hamsters and rabbits. Odor Scentry is added to pets' litter pan to remove common odors. Odor Scentry also may be used to prevent odors from forming in trash cans and in removing odors from cars and carpets where undesirable odors have developed previously. Odor Scentry for Healthcare Facilities is a related product formulated and packaged for the nursing home industry. This product is used as a carpet deodorizer or mixed with water to clean and deodorize.

    Another product, "Barn Guard ," is a granular product specifically intended for the equestrian market. It is long-lasting, easy-to-use and eliminates odors in horse stalls and other types of livestock pens. Barn Guard is non-toxic and contains no perfumes or masking agents. "Odor Scentry Premium Cat Litter" was developed for use in household litter pans. It forms flushable clumps of both liquid and solid waste which are both completely flushable in non-septic tank systems. Odor Scentry Premium Cat Litter is all-natural, biodegradable, and almost completely dust-free. It is designed to prevent tracking by cats after using the litter pan. Both Barn Guard and Odor Scentry Premium Cat Litter use the same process as Ammonia Hold to isolate the individual chemical elements that must combine to create ammonia.

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

    In 1998, the Company acquired Super Dry Industries, Inc. ("Super Dry") in exchange for cash and shares of the Company's common stock. Super Dry, a Mississippi corporation located in Shuqualak, Mississippi, is engaged in the manufacture and distribution of "Litter Purrferred," a patented cat litter, and other oil and grease absorbent products. Super Dry also owns a production and packaging facility in Shuqualak, associated mineral reserves and certain patents and trademarks. As a result of the acquisition of Super Dry, the Company expects to increase its manufacturing capacity and to use Super Dry's mineral reserves in the production of the Company's products.

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

Year 2000 Risks

    The Year 2000 issue results from a computer industry-wide practice of representing years with only two digits instead of four. Beginning in the year 2000, date code fields need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates (2000 or 1900). As a result, computer systems and/or software used by many companies needed to be upgraded to comply with such Year 2000 requirements. Through September 30, 2000, the Company has not experienced any significant problems associated with the Year 2000 issue nor has it been made aware of or experienced date related problems with any third-party software. Although it appears that the Year 2000 issue will not have a significant adverse effect on the Company, it continues to monitor the Year 2000 compliance of its internal systems. Undetected errors in its internal systems that may be discovered in the future could have a material adverse effect on its business, operating results or financial condition.

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




Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's
Securities Holders during the fourth quarter of the Company's fiscal year ending June 30, 2000.

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

    The following table sets forth the range of high and low bid prices of the Company's shares for each quarterly period for the past two fiscal years as reported by the NQB. These prices represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions.

  Fiscal Year                   High           Low
(Starting July 1)
     1999
          First Quarter         2.12           1.47
          Second Quarter        1.62           1.00
          Third Quarter         1.53           1.06
          Fourth Quarter        2.18           1.06
     2000
          First Quarter         1.96           1.00
          Second Quarter        1.31            .69
          Third Quarter         1.3125          .66
          Fourth Quarter         .90625         .53125
___________________________
     (1)  Through June 30, 2000

     As of June 30, 2000 there were approximately 1,101 holders of record of the Company's Common Stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

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

Recent Accounting Pronouncements

     In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement had no material impact on the Company's financial statements.

                      Results of Operations

     The following table sets forth the percentage relationship to total net sales of principal items contained in the Company's
Statements of Operations for the two most recent fiscal years ended
June 30, 2000 and 1999.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.
                                                          Fiscal Years Ended
                                                               June 30,
                                                         2000             1999
Total net sales. . . . . . . . . . . . . . . . . . .     100%             100%
Cost of sales. . . . . . . . . . . . . . . . . . . .      58               53
Gross profit . . . . . . . . . . . . . . . . . . . .      42               47
Sales and marketing expenses . . . . . . . . . . . .      94               23
General and administrative expenses. . . . . . . . .      64               38
Depreciation and amortization. . . . . . . . . . . .       9                6
(Loss) from operations . . . . . . . . . . . . . . .     125              (20)
Other income . . . . . . . . . . . . . . . . . . . .      14               10
Unrealized gain from marketable securities . . . . .       6               26
Income (loss) before income taxes. . . . . . . . . .    (105)              16
Provisions (benefit) for income taxes. . . . . . . .       -                -
Net income (loss). . . . . . . . . . . . . . . . . .    (105)              16


For the Year Ended June 30, 2000 Compared to the Year Ended
June 30, 1999

    Total sales, net of allowances and discounts, for the fiscal year ended June 30, 2000 ("2000") decreased 31% from the fiscal year ended June 30, 1999 ("1999") attributed to reduced orders due to certain retail outlets discontinuing the Company's products. Cost of sales (as a percentage of total revenues) increase to 58% from 53% in 2000 . Actual cost of sales decreased 25% for 2000 reflecting the decrease in total sales.

    Sales and marketing expenses increase 180% in 2000 due to increased promotional costs and employee costs. As a percentage of total revenues, sales and marketing expenses increased from 23% in 1999 to 94% in 2000 attributed to the increased promotional costs. General and administrative expenses increased 18% for 2000 primarily due to increased facility size and employee costs. As a percentage of total revenues, general and administrative expenses decreased from 88% in 1999 to 61% in 2000 attributed to the decrease in revenues.

    Other income decreased 2% in 2000 primarily due to the 47% decrease in interest received due to a smaller investment portfolio, and the reduction in dividends from $22,528 in 1999 to $0 in 2000, also due to the smaller investment portfolio. The decrease was partially offset by the 20% increase in 2000 from realized gains from the sale of trading equities. Also in 2000, the Company reported an unrealized gain from marketable securities of $126,641 reflecting an increase in market value of the Company's holdings, compared to an unrealized gain of $746,156 in 1999. The Company had a net loss of $2,069,050 in 2000 compared to net income of $466,798 in 1999. This net loss in 2000 is primarily attributed to the decrease in sales and increase in sales and marketing expenses.

Net Operating Losses

    The Company has accumulated approximately $3,500,000 of net operating loss carryforwards as of June 30, 2000, which may be offset against future taxable income through the year 2010 when the carryforwards begin to expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended
June 30, 2000 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

                 Liquidity and Capital Resources

    Historically, the Company's working capital needs have been satisfied by sales revenues and from the sale of securities. Working capital at June 30, 2000 was $1,126,679, including cash of $18,042, net accounts receivable of $967,766, inventory of $876,614 and investments in trading equities of $1,218,740. Also at June 30, 2000, the Company had total assets of $5,450,733 and total stockholders' equity of $4,007,886. Net cash used by operating activities for 2000 was $530,132 compared to $271,872 in 1999. The 2000 decrease in net profit was offset by the sale of investment securities. The Company realized a net $536,993 from investing activities in 2000 compared to $571,830 used in 1999, primarily attributed to the sale of investment securities. Accounts receivable increased $206,020 in 2000 due to increased sales in grocery stores, and inventories increased $17,951. The Company did not realize any cash from financing activities in 2000 or 1999.

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

Item 7.  Financial Statements

    The Company's financial statements as of and for the fiscal years ended June 30, 2000 and 1999 have all been examined to the extent indicated in their report by Crouch Bierwolf & Chisholm, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.




                   Crouch Bierwolf & Associates
                   Certified Public Accountants
                      1453 South Major Street
                    Salt Lake City, Utah 84115
             (801) 363-1175   (FAX) (801) 363-0615


                   INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Ammonia Hold, Inc. and Subsidiary
Salt Lake City, Utah


We have audited the accompanying consolidated balance sheet of Ammonia Hold, Inc. and subsidiaries as of June 30, 2000 and the related consolidated statement of operations, stockholders' equity and cash flows for the years ended June 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ammonia Hold, Inc. and it's subsidiaries as of June 30, 2000 and the results of their operations and cash flows for the years ended June 30, 2000 and 1999 in conformity with generally accepted accounting principles.



Crouch, Bierwolf & Chisholm
October 12, 2000



                Ammonia Hold, Inc. and Subsidiary
                          Balance Sheets

                              Assets

                                                                   June 30,
                                                                     2000
CURRENT ASSETS
 Cash and Cash equivalents                                      $    18,042
 Accounts receivable net of
    allowance for doubtful accounts
    of $25,275                                                      967,766
 Prepaid expenses                                                    28,604
 Investments in Trading equities                                    483,400
 Inventory                                                          876,614
 Other receivables and accrued investment income                     27,260
 Notes receivable-current                                           167,840
    Total Current Assets                                          2,569,526

PROPERTY, PLANT & EQUIPMENT
 Depreciable assets - net of accumulated
    depreciation                                                  1,559,845
 Land                                                               281,212
    Total Property, Plant and Equipment                           1,841,057

OTHER ASSETS
 Deposits                                                              -
 Patents - net of accumulated
   amortization of $300,145 and
   $261,134, respectively                                           363,050
 Investment in Stock                                                677,100
   Total Other Assets                                             1,040,150

   TOTAL ASSETS                                                $  5,450,733
















                           (continued)


                Ammonia Hold, Inc. and Subsidiary
                          Balance Sheets
                           (continued)


               Liabilities and Stockholders' Equity

                                                                   June 30,
                                                                     2000

CURRENT LIABILITIES

 Accounts payable                                              $    168,857
 Accrued expenses                                                    51,792
 Margin account and overdraft                                        21,576
 Notes payable                                                      415,000
 Accrued allowance for
   coupons/grocery store allowances                                 785,622

 Total Current Liabilities                                        1,442,847

STOCKHOLDERS' EQUITY

   Common Stock, par value $.001
    authorized shares 100,000,000:
    7,638,190 shares issued and outstanding                           7,638
   Additional Paid-in Capital                                     9,648,591
   Accumulated Deficit                                           (5,648,343)

 Total Stockholders' Equity (Deficit)                             4,007,886

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                          $ 5,450,733

                Ammonia Hold, Inc. and Subsidiary
  Consolidated Statements of Operations & Other Comprehensive Income

                                             For the years ended June 30,
                                                   2000         1999
SALES - NET ALLOWANCE
  AND DISCOUNTS                                $ 1,974,727   $ 2,865,837
COST OF SALES                                    1,145,394     1,519,614

GROSS PROFIT                                       829,333     1,346,223

  Sales & Marketing                              1,859,600       664,238
  General & Administrative                       1,266,016     1,070,483
  Depreciation                                     133,874       131,496
  Amortization                                      39,011        39,011

  Loss From Operations                          (2,469,168)     (559,005)

OTHER INCOME:
  Interest                                          26,390        49,630
  Dividends                                           -           22,528
  Realized gains from sale
    of trading equities                            235,655       197,194
  Other                                             11,432        10,295

OTHER COMPREHENSIVE INCOME:
  Unrealized gain/loss
    from marketable securities                     126,641       746,156

INCOME (LOSS) BEFORE
  INCOME TAXES                                  (2,069,050)      466,798

PROVISIONS (BENEFIT) FOR
  INCOME TAXES                                        -             -

NET INCOME (LOSS)                              $(2,069,050)  $   466,798

NET INCOME AVAILABLE TO
  COMMON SHAREHOLDERS                          $(2,069,050)  $   466,798

NET INCOME (LOSS) PER SHARE                    $     (0.27)  $      .061

WEIGHTED AVERAGE
  OUTSTANDING SHARES                             7,638,190     7,638,967

FULLY DILUTED EARNINGS
  (LOSS) PER SHARE                             $     (0.27)  $      .061

FULLY DILUTED AVERAGE
  OUTSTANDING SHARES                             7,638,190     7,638,967


                        Ammonia Hold, Inc.
         Consolidated Statements of Stockholders' Equity


                                             Additional    Retained
                              Common Stock     Paid-in     Earnings   Treasury
                            Shares   Amount    Capital     (Deficit)    Stock

Balance on June 30, 1998  7,967,190  $7,967  $10,096,457  $(4,046,091) $(36,705)

Stock issued for services     1,000       1        1,249         -         -

Treasury stock at cost         -       -            -            -     (412,740)

Cancel Treasury stock      (330,000)   (330)    (449,115)        -      449,445

Net income (loss) for the
 year ended June 30, 1999      -       -            -         466,798      -

Balance on June 30, 1999  7,638,190   7,638    9,648,591   (3,579,293)     -

Net income (loss) for the
 year ended June 30, 2000      -       -            -      (2,069,050)     -

Balance on June 30, 2000  7,638,190  $7,638  $ 9,648,591  $(5,648,343) $   -

                       Ammonia Hold, Inc. and Subsidiary
                            Statement of Cash Flows

                                                             For the Years
                                                             Ended June 30,
                                                          2000          1999
Cash Flows from Operating Activities:
     Net gain (loss)                                 $ (2,069,050)  $   466,798
     Non-cash items:
       Depreciation                                       133,874       131,496
       Amortization                                        39,011        39,011
       Comprehensive income                              (126,641)     (746,156)
       Stock issued for services                             -            1,250
     Changes in current assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                            (201,020)     (467,660)
          Equities                                        805,340       427,835
          Prepaid expenses/deposits                        50,186       (48,577)
          Inventories                                     (17,951)     (271,287)
          Other receivables                               192,700       52,199
       Increase (decrease) in:
          Accounts payable                                (69,407)       40,075
          Margin account                                  (77,538)       99,114
          Accrued liabilities                             810,364         4,030

   Net Cash Provided (Used) by Operating Activities      (530,132)     (271,872)

Cash Flows from Investing Activities
      Purchase Facility                                      -             -
      Purchase/Sale of equity and bonds                   541,641        47,888
      Purchase of property and equipment                   (4,648)     (206,978)
      Purchase Treasury stock                                -         (412,740)

   Net Cash Provided (Used) by Investing Activities       536,993      (571,830)

Cash Flows from Financing Activities:
      Issuance of Preferred Stock                            -             -
      Issuance of common stock                               -             -
      Net Cash Provided by Financing Activities              -             -

Net increase (decrease) in cash                             6,861      (843,702)

Cash and Cash Equivalents at Beginning of Period           11,181       854,883

Cash and Cash Equivalents at End of Period             $   18,042    $   11,181

Supplemental Cash Flow Information:
  Cash paid for interest                               $     -       $     -
  Cash paid for income taxes                           $     -       $     -


                       Ammonia Hold, Inc. and Subsidiary


                   Notes to Consolidated Financial Statements
                                 June 30, 2000

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

   Principles of Consolidation - The consolidated financial statements as of June 30, 2000 and 1999 include the accounts of AHI-Utah, its wholly owned subsidiaries FiveStar and Super Dry.

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

   Purchase and Sale of Property - On August 5, 1997, the Company purchased ten acres of land and a 55,000 square foot manufacturing/office facility for $392,920. The facility was rented until November, 1997. During November 1997, the Company sold the building for $888,750 worth of restricted common stock of Pet Quarter Inc. (1,777,500 shares). The shares were valued at fifty cents per share. The property was appraised at $975,000. The stock on the Company's balance sheet is recorded as "Investment in Trading Equities" and "Investments". (See Note 8)


                     Ammonia hold, Inc.  and Subsidiaries
                Notes to Consolidated Financial Statements
                               June 30, 2000

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

   Property, Plant and Equipment consist of the following:

                                               June   30,
                                                 2000

   Building                                    $   676,152
   Equipment                                     1,659,655
   Fixtures                                         47,596
   Land                                            281,212
        Total property, plant and equipment      2,664,615
        Less: accumulated depreciation            (823,558)
        Net property, plant and equipment        1,841,057)


Depreciation expense was $133,874 and $131,496 for the years ended June 30, 2000 and 1999, respectively.

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

    The Company has a June 30 year end for income tax reporting purposes. The Company has approximately $3,500,000 of net operating losses that may be offset against future taxable income. These NOL carryforwards begin to expire in 2009. The Company believes there is a 50% or greater chance that the remaining carryforward will expire unused, therefore, no provision for tax benefit has been recorded.

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


                 Ammonia Hold, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements
                            June 30, 2000

NOTE 2 - INVENTORIES

   The Company uses the FIFO (first-in, first-out) method for inventory valuation.

   Inventories consist of the following at June 30, 2000:
                                                               2000
   Raw materials                                          $    209,923
   Work-in-progress                                            376,977
   Finished goods                                              289,714

   Total                                                  $    876,614

NOTE 3  - OPERATING LEASES

   The Company rents office and warehouse space on a month-to-month basis with monthly rental payments of approximately $1,360. Total rent expense amounted to $17,775 and $19,342 for the years ended June 30, 2000 and 1999, respectively.

NOTE 4 - SALES TO PRINCIPAL CUSTOMER

   The majority of the Company's sales (approximately 21% and 46% in the years ended June 30, 2000 and 1999, respectively) were to a principal customer, which is a national retail chain located in the United States, of which $62,132 and $84,497 was receivable at June 30, 2000 and 1999.

NOTE 5 - STOCKHOLDERS' EQUITY TRANSACTIONS

   During the year ended June 30, 1999, the Company had the following stock transactions:

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



                  Ammonia Hold, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements
                             June 30, 2000

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

     The corporate president and CEO was granted stock purchase options to purchase 100,000 shares of common stock if the Company attains net sales of $3,000,000 in a twelve month period. The price is the market price on the date the Company attains the $3,000,000 in net sales. If the Company attains $5,000,000 net sales in a 12 month period the CEO will receive an additional option to purchase 200,000 shares of stock at the market price at the date in which the Company reaches the $5,000,000 net sales. The option expire 5 years after issuance.


                  Ammonia Hold, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements
                             June 30, 2000

NOTE 8-OTHER COMPREHENSIVE INCOME

     Other Comprehensive Income includes unrealized gains from trading securities. The Company owned the following at June 30, 2000:

               Pet Quarters Stock               $ 1,160,500
                                                  1,160,500
               Less: current portion               (483,400)
               Other Assets-Investments         $   677,100


     The Company owns a large block of stock in Pet Quarters, Inc. (See Note 1). The restrictions on selling the stock was lifted during the current fiscal year. The Company recorded income on the sale of some of their Pet Quarters stock, and recorded "other comprehensive income" to reflect the increase in price on stock they had intended to sell. At year-end, the price of Pet Quarters stock price dropped and the Company recorded a "comprehensive loss" to reflect the reduction in price. The Company plans on selling a portion of their holding in Pet Quarters stock in the current period.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    This Item is not Applicable.

                               PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

    The following table sets forth the names, ages, and offices held with the Company by it's directors and executive officers:

      Name                 Position        Director Since    Age
Michael D. Parnell      President, Chief        1996          42
                         Executive Officer
                         and Director
Dan N. Thompson         Secretary/Treasurer     1994          37
                         Chief Financial
                         Officer and Director
Robert S. Ligon         Director                1994          78
Charles R. Nickle       Director                1997          46
William H. Ketchum      Director                1997          68

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

                      Summary Compensation Table

                                                  Other      All
                                                 Annual    Other
Name and               Fiscal                    Compen-  Compen-
Principal Position      Year     Salary   Bonus   sation   sation
Michael D. Parnell,     2000    $75,000   $ -0-   $ -0-    $2,000
 President, C.E.O.      1999     64,904     -0-     -0-     1,500
                        1998     55,499     -0-     -0-     1,000
__________________

                 Option/SAR Grants in Last Fiscal Year

                       Number of    Percent of total
                      securities      options/SARs
                      underlying      granted to
Name and             options/SARs   employees in  Exercise or base  Expiration
Principal Position    granted(#)     fiscal year    price ($/Sh.)      date
Michael D. Parnell,     50,000*          25%            $ 1.06       2/26/2004
 President, C.E.O.
__________________
     * Options become exercisable only when the Company has attained net sales of $3,000,000 for any continuous twelve month period.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

     The following table sets forth information, to the best knowledge of the Company as September 30, 2000, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director and all directors and officers as a group.

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

(1) Based upon 7,638,190 shares of common stock outstanding on September 30, 2000.

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

 *   Previously filed as Exhibit to Form SB-2.

(b) The Company did not file any reports on Form 8-K for the three month period ended June 30, 2000.



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

Dated:   October 16, 2000


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature           Title                              Date

                                President, C.E.O. and
                                Director                    October 16, 2000
/S/ Michael D. Parnell
    Michael D. Parnell


                                Vice President and
                                Director                    October 16, 2000
/S/ Dan N. Thompson             Chief Accounting Officer
    Dan N. Thompson             Principal Financial Officer



                                                            October 16, 2000
/S/ Robert S. Ligon             Director
    Robert S. Ligon



                                                            October 16, 2000
/S/ Charles R. Nickle           Director
    Charles R. Nickle


                                                            October 16, 2000
/S/ William H. Ketchum          Director
    William H. Ketchum