Form 10QSB
period 2000-09-30
AMMONIA HOLD INC
filed 2000-11-21
CIK 1019852

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended September 30, 2000

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class              Outstanding as of September 30, 2000

Common Stock, $.001 par value              7,697,190


                        TABLE OF CONTENTS

Heading                                                              Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .     3

          Balance Sheets -- September 30, 2000
            and June 30, 2000. . . . . . . . . . . . . . . . . . .     4

          Statements of Operations -- three months ended
            September 30, 2000 and 1999. . . . . . . . . . . . . .     6

          Statements of Cash Flows -- three months ended
            September 30, 2000 and 1999. . . . . . . . . . . . . .     7

          Notes to Financial Statements  . . . . . . . . . . . . .     8

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .     9

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .    11

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .    11

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .    11

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .    11

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .    11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .    11

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .    12


                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended September 30, 2000, have been prepared by the Company.















                        AMMONIA HOLD, INC.

                       FINANCIAL STATEMENTS

               September 30, 2000 and June 30, 2000











                Ammonia Hold, Inc. and Subsidiary
                          Balance Sheets

                              Assets

                                               September 30,     June 30,
                                                    2000           2000
                                                (unaudited)      (audited)

Current assets
 Cash and Cash equivalents                      $    25,910    $    18,042
 Accounts receivable net of
  allowance for doubtful accounts
  $25,275                                           964,473        967,766
 Prepaid expenses                                    28,614         28,604
 Investments in Trading equities                    483,400        483,400
 Inventory                                          850,688        876,614
 Other receivables and accrued investment income     27,260         27,260
 Notes receivable-current                           165,339        167,840
   Total Current Assets                         $ 2,545,684    $ 2,569,526

PROPERTY, PLANT & EQUIPMENT
 Depreciable assets - net of accumulated
  depreciation                                    1,526,377      1,559,845
 Land                                               281,212        281,212
   Total Property, Plant and Equipment            1,807,589      1,841,057

OTHER ASSETS
 Deposits                                              -              -
 Patents - net of accumulated
  amortization of $309,987 and
  $270,887, respectively                            353,298        363,050
 Investments                                        677,100        677,100
   Total Other Assets                             1,030,398      1,040,150

   Total Assets                                 $ 5,383,671    $ 5,450,733










                           (continued)



                Ammonia Hold, Inc. and Subsidiary
                          Balance Sheets
                           (continued)


               Liabilities and Stockholders' Equity

                                             September 30,     June 30,
                                                  2000           2000
                                              (unaudited)      (audited)

CURRENT LIABILITIES

 Accounts payable                             $   339,552    $   168,857
 Accrued expenses                                 113,120         51,792
 Margin account and overdraft                        -            21,576
 Notes payable                                    425,000        415,000
 Accrued allowance for coupons/
  grocery store allowances                        730,489        785,622

  Total Current Liabilities                     1,608,161      1,442,847

STOCKHOLDERS' EQUITY

   Common Stock, par value $.001
    authorized shares 100,000,000:
    7,638,190 shares issued and outstanding         7,638          7,638
   Additional Paid-in Capital                   9,648,591      9,648,591
   Accumulated Deficit                         (5,880,719)    (5,648,343)

Total Stockholders' Equity (Deficit)            3,775,510      4,007,886

Total Liabilities and Stockholders' Equity    $ 5,383,671    $ 5,450,733








                Ammonia Hold, Inc. and Subsidiary
     Statements of Operations and Other Comprehensive Income

                                                  For the Three Months
                                                   Ended September 30,
                                                   2000           1999

TOTAL REVENUES                                $   479,771    $   989,178

COST OF SALES                                     297,458        499,468

GROSS PROFIT                                      182,313        489,710

GENERAL & ADMINISTRATIVE EXPENSES                 289,187        253,039
SELLING, MARKETING & ADVERTISING                   85,453        330,389
DEPRECIATION                                       33,468         32,874
AMORTIZATION                                        9,752          9,752

INCOME (LOSS) FROM OPERATIONS                    (235,547)       136,344

OTHER INCOME                                        3,171         96,125

OTHER COMPREHENSIVE INCOME                           -            75,000

INCOME (LOSS) BEFORE INCOME TAXES                (232,376)        34,781

PROVISIONS FOR INCOME TAXES                          -              -

NET INCOME                                       (232,376)        34,781

NET (LOSS) PER SHARE                          $      (.03)   $      .005

WEIGHTED AVERAGE OUTSTANDING SHARES             7,638,190      7,638,190



















                 Ammonia Hold, Inc. and Subsidiary
                      Statement of Cash Flows


                                                      For the Three Months
                                                       ended September 30,
                                                         2000        1999
                                                     (Unaudited)  (Unaudited)
Cash Flows form Operating
  Activities:

     Net gain (loss)                                  $ (232,376)  $   34,781
     Non-cash items:
       Depreciation                                       33,468       32,874
       Amortization                                        9,752        9,753
       Comprehensive income                                 -         (75,000)
     Changes in current assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                              3,293     (322,577)
          Prepaid expenses/deposits/notes                  2,491      (22,692)
          Inventories                                     25,926      (50,730)
       Increase (decrease) in:
           Accounts payable                              170,695      193,491
           Accrued liabilities/allowances/overdraft      (15,381)    (108,696)

     Net Cash Provided (Used) by Operating Activities     (2,132)    (308,796)

Cash Flows from Investing Activities
  Sale of  stock                                            -         320,186

     Net Cash Provided (Used) by Investing Activities       -         320,186

Cash Flows from Financing Activities:
  Increase notes payable                                  10,000         -

Net Cash Provided by Financing Activities                 10,000         -

Net increase (decrease) in cash                            7,868       11,390

Cash and Cash Equivalents at Beginning of Period          18,042       11,181

Cash and Cash Equivalents at End of Period             $  25,910    $  22,571

Supplemental Cash Flow Information:

  Cash paid for interest                               $    -       $    -
  Cash paid for income taxes                           $    -       $    -





                 Ammonia Hold, Inc. and Subsidiary
                        September 30, 2000

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Ammonia Hold, Inc. and Subsidiary (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 2000 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed of Form 10-KSB for the Fiscal year ended June 30, 2000.

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


Item 2. Management's Discussion and Analysis or Plan of Operations

     The following table sets forth the percentage relationship to sales of principal items contained in the Company's Statements of Operations for the three month periods ended September 30, 2000 and 1999. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                  Three Months Ended
                                                      September 30,
                                                    2000        1999
                                                      (Unaudited)
Total revenues . . . . . . . . . . . . . . .        100%        100%
Cost of sales. . . . . . . . . .   . . . . .         62%         50%
Gross profit . . . . . . . . . . . . . . . .         38%         50%
General and administrative expenses. . . . .         60%         26%
Selling and marketing expense. . . . . . . .         18%         33%
Depreciation and amortization. . . . . . . .          9%          4%
Other income . . . . . . . . . . . . . . . .          1%         10%
Income (loss) before income taxes. . . . . .        (48%)         3%
Provisions income taxes. . . . . . . . . . .          -           -
Net income . . . . . . . . . . . . . . . . .        (48%)         3%


Results of Operations

    Total revenues for the three month period ended September 30, 2000 ("first quarter" of fiscal 2000) decreased 51% compared to the same 1999 fiscal period, due to reduced orders for product. Cost of sales (as a percentage of total revenues) increased to 62% for the first quarter from 50% for the first quarter of 1999, due to sale of lower margin products. Actual cost of sales decreased 40% in the first quarter primarily due to lower sales, which resulted in a 63% decrease in gross profit for the quarter. General and administrative expenses increased 14% for the first quarter of 2000 due to increased facility size and increased staff, and sales and marketing expenses decreased 74% for the quarter due to lower sales.

    For the first quarter of fiscal 2000, the Company had other income of $3,171 compared to $96,125 for the 1999 period, primarily due to greater sales of investment securities in the 1999 period. The Company also recorded other comprehensive income of $75,000 for the first quarter of fiscal 1999, reflecting unrealized appreciation in the Company's equity investments for that period.

    The Company had a net loss of $232,376 for the first quarter of 2000 compared to a net profit of $34,781 for the first quarter of 1999. This reflects the 51% decrease in revenues in the 2000 period.



Liquidity and Capital Resources

    For the past two fiscal years, the Company's working capital needs have been satisfied primarily through its operations and by cash provided from its investing activities. Working capital at September 30, 2000 was $937,523, a 17% decrease from $1,126,679 at
June 30, 2000. The decrease in working capital is primarily attributed to the 101% increase in accounts payable and the 118% increase in accrued expenses due to the loss of revenues from decreased distribution to grocery chains.

    Net cash used by operating activities for the first quarter of 2000 was $2,132 compared to $308,796 for the corresponding 1999 period. This decrease in cash used is primarily attributed to the loss of distribution of the Company's products in grocery chains. The Company also realized $320,186 in cash flows from investing activities during the first quarter of 1999 compared to $0 for the first quarter of 2000. This was due to the sale of investment securities in the 1999 period.

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

    As of September 30, 2000, the Company had total assets of $5,383,671 and total stockholders' equity of $3,775,510. In comparison, as of June 30, 2000, the Company had total assets of $5,450,733 and total stockholders' equity of $4,007,886.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended September 30, 2000.


                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMMONIA HOLD, INC.



Date: November 21, 2000           By:  /S/ Michael D. Parnell
                                     MICHAEL D. PARNELL,
                                     President and Director



Date:  November 21, 2000          By:  /S/ Dan N. Thompson
                                     DAN N. THOMPSON,
                                     Secretary, Treasurer, Chief
                                     Financial Officer and
                                     Director
                                     (Principal Accounting Officer)