Form 10QSB
period 2000-12-31
AMMONIA HOLD INC
filed 2001-02-22
CIK 1019852

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended December 31, 2000

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                  Outstanding as of December 31, 2000

Common Stock, $.001 par value                7,638,190




                        TABLE OF CONTENTS

Heading                                                               Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .      3

          Balance Sheets -- December 31, 2000
            and June 30, 2000. . . . . . . . . . . . . . . . . . .      4

          Statements of Operations -- three and six months
            ended December 31, 2000 and 1999 . . . . . . . . . . .      6

          Statements of Cash Flows -- three and six months
            ended December 31, 2000 and 1999 . . . . . . . . . . .      7

          Notes to Financial Statements  . . . . . . . . . . . . .      8

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .      9

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .     11

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .     12

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .     12

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .     12

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .     12

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .     12

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .     13






                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended December 31, 2000, have been prepared by the Company.















                        AMMONIA HOLD, INC.

                       FINANCIAL STATEMENTS

               December 31, 2000 and June 30, 2000










               Ammonia Hold, Inc. and Subsidiaries
                          Balance Sheets

                              Assets

                                                December 31,   June 30,
                                                     2000        2000
                                                 (unaudited)   (audited)

Current assets
 Cash and Cash equivalents                        $    4,828  $   18,042
 Accounts receivable net of
  allowance for doubtful accounts
  of $25,275                                         967,090     967,766
 Prepaid expenses                                     28,718      28,604
 Investments in Trading equities                      58,160     483,400
 Inventory                                           771,614     876,614
 Other receivables and accrued investment income      27,222      27,260
 Notes receivable-current                            122,780     167,840
   Total Current Assets                           $1,980,412  $2,569,526

PROPERTY, PLANT & EQUIPMENT
 Depreciable assets - net of accumulated
  depreciation                                     1,493,549   1,559,845
 Land                                                281,212     281,212
   Total Property, Plant and Equipment             1,774,761   1,841,057

OTHER ASSETS
 Deposits                                               -           -
 Patents - net of accumulated
  amortization of $319,649 and
  $301,640, respectively                             345,041     363,050
 Investment                                          270,840     677,100
   Total Other Assets                                615,881   1,040,150

   Total Assets                                   $4,371,054  $5,450,733










                           (continued)



                Ammonia Hold, Inc. and Subsidiary
                          Balance Sheets
                           (continued)


               Liabilities and Stockholders' Equity

                                            December 31,     June 30,
                                                 2000         2000
                                             (unaudited)     (audited)

CURRENT LIABILITIES

 Accounts payable                            $   380,185   $   168,857
 Accrued expenses                                174,171        51,792
 Margin account and overdraft                       -           21,576
 Notes payable                                   445,000       415,000
 Accrued allowance for coupons/
  grocery store allowances                       730,137       785,622

   Total Current Liabilities                   1,729,493     1,442,847

STOCKHOLDERS' EQUITY

   Common Stock, par value $.001
    authorized shares 100,000,000:
    7,638,190 shares issued and outstanding        7,638         7,638
   Additional Paid-in Capital                  9,648,591     9,648,591
   Accumulated Deficit                        (7,014,668)   (5,648,343)

 Total Stockholders' Equity (Deficit)          2,641,561     4,007,886

 Total Liabilities and Stockholders' Equity  $ 4,371,054   $ 5,450,733



               Ammonia Hold, Inc. and Subsidiaries
                     Statement of Operations

                             For the Three Months        For the Six Months
                               Ended December 31,         Ended December 31,
                               2000         1999          2000          1999
                          (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)

Total Revenues            $   421,692   $   817,051   $   901,463   $ 1,806,229

Cost of Sales                 259,688       500,944       557,146     1,000,412

Gross Profit                  162,004       316,107       344,317       805,817

General &
 Administrative Expenses      351,390       426,057       640,577       721,464
Sales & Marketing              58,791       382,691       144,244       670,739
Depreciation                   33,468        32,847        66,936        65,694
Amortization                    9,752         9,752        19,504        19,504

Total Expenses                453,401       851,347       871,261     1,477,401

Loss from Operations         (291,397)     (535,240)     (526,944)     (671,584)

  Other Income/expense        (11,052)      (58,676)       (7,881)       37,449
 Unrealized Gain (Loss) on
 Securities                  (831,500)      661,200      (831,500)      736,200

Income (Loss)
 Before Income Taxes       (1,133,949)       67,284    (1,366,325)      102,065

Provisions For Income Taxes      -             -             -             -

Net Income (Loss)          (1,133,949)       67,284    (1,366,325)      102,065

Net (Loss) Per Share      $    (0.148)   $    .0088   $    (0.179)   $     .013

Weighted Average
 Outstanding Shares         7,638,190     7,638,190     7,638,190     7,638,190





                Ammonia Hold, Inc. and Subsidiaries
                      Statement of Cash Flows


                                                        For the Six Months
                                                        Ended December 31,
                                                        2000          1999

Cash Flows from Operating Activities:

    Net gain (loss)                               $ (1,366,325)   $  102,065
    Non-cash items:
      Depreciation                                      66,936        69,138
      Amortization                                      19,504        19,507
      Comprehensive income (net)                       831,500      (679,105)
   Changes in current assets and liabilities:
      (Increase) decrease in:
         Accounts receivable                               676      (224,463)
         Prepaid expenses/deposits                         (76)       (4,841)
         Inventories                                   105,000        85,585
      Increase (decrease) in:
           Accounts payable                             211,328       86,453
           Accrued liabilities / Allowances              43,823     (109,310)

     Net Cash Provided (Used) by
          Operating Activities                          (87,634)    (654,971)

Cash Flows from Investing Activities
    Purchase of property and equipment                     (640)     (31,520)
    Note Receivable (decrease)                           45,060       63,730
    Note Payable (increase)                              30,000      115,113
    Sale of Stock                                          -         511,845
    Net Cash Provided (Used) by
       Investing Activities                              74,420      659,168

Cash Flows from Financing Activities:
      Issuance of Preferred Stock                          -            -
      Issuance of Common stock                             -            -

     Net Cash Provided by
        Financing Activities                               -            -

Net increase (decrease) in cash                         (13,214)       4,197

Cash and Cash Equivalents at
     Beginning of Period                                 18,042       11,181

Cash and Cash Equivalents at
     End of Period                                   $    4,828    $  15,378

Supplemental Cash Flow Information:

     Cash paid for interest                          $   19,427    $    -
     Cash paid for income taxes                      $     -       $    -




                Ammonia Hold, Inc. and Subsidiaries
                        December 31, 2000

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Ammonia Hold, Inc. and Subsidiaries (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended December 31, 2000 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended June 30, 2000.

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








Item 2. Management's Discussion and Analysis or Plan of Operations

     The following table sets forth the percentage relationship to sales of principal items contained in the Company's Statements of Operations for the three and six month periods ended December 31, 2000 and 1999. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                       Three Months Ended    Six Months Ended
                                            December 31,       December 31,
                                           2000     1999      2000     1999
                                            (Unaudited)         (Unaudited)
Total revenues . . . . . . . . . . . . .   100%     100%       100%     100%
Cost of sales. . . . . . . . . . . . . .    61       61         62       55
Gross profit . . . . . . . . . . . . . .    39       39         38       45
Total expenses . . . . . . . . . . . . .   108      104         97       82
(Loss) from operations . . . . . . . . .   (69)     (65)       (59)     (37)
Other income (expense) . . . . . . . . .    (3)      (8)        (1)       2
Unrealized gain (loss) on
 securities. . . . . . . . . . . . . . .  (197)      81        (92)      41
Income (loss) before income
 taxes . . . . . . . . . . . . . . . . .  (269)       8       (152)       6
Provisions for income taxes. . . . . . .     -        -          -        -
Net income (loss). . . . . . . . . . . .  (269)       8       (152)       6


Results of Operations

    Total revenues for the three and six month periods ended December 31, 2000 ("first quarter" and "first half" of fiscal 2001, respectively) decreased 48% and 50% when compared to the respective 2000 fiscal periods. The decreases are due primarily to reduced orders for product and loss of sales to grocery store chains. Cost of sales (as a percentage of total revenues) was 61% for the both the second quarters of fiscal 2001 and 2000, and increased to 62% for the first half of fiscal 2001 from 55% for the first half of fiscal 2000. The increases during the first half of fiscal 2001 is due primarily to sale of lower margin products and attempts to be more competitive. Actual cost of sales decreased 48% and 44% for the second quarter and first half of fiscal 2001, respectively, compared to the corresponding 2000 period. This reflects the 48% and 50% decreases in revenues for the respective fiscal 2001 periods.

    General and administrative expenses for the second quarter and first half of fiscal 2001 decreased 18% and 11% for the second quarter and first half of fiscal 2001, respectively, compared to the corresponding 2000 periods. The decreases are primarily attributed to Company's attempt to cut costs to compensate for reduced sales. Sales and marketing expenses decreased 85% and 78% in the second quarter and first half of fiscal 2001, respectively, due to reduced costs associated with grocery store promotions.

    For the second quarter of fiscal 2001, the Company had a net other expenses of $11,052 compared to net other expenses of $58,676 for the 2000 period. The decrease in net expenses is primarily due to realized securities losses sustained in 2000. For the first half of fiscal 2001, the Company had net other expenses of $7,881 compared to net other income of $37,449 for the 2000 period. This increase in net expenses is due to realized securities gains in 2000. The Company also recognized an unrealized loss on securities of $831,500 for the second quarter and first half of fiscal 2001, due to the reduction in market value of trading securities held by the Company. For the second quarter and first six months of fiscal 2000, the Company recognized an unrealized gain of $661,200 and $736,200, respectively, due to increases in market value of trading securities held by the Company.

    Net loss for the second quarter of fiscal 2001 was $1,133,949 compared to a net income of $67,284 for the second quarter of fiscal 2000. Net loss for the first half of fiscal 2001 was $1,366,325 compared to a net income of $102,065 for the same period in fiscal 2000. The fiscal 2001 loses are attributed to the decreases in revenues for the first half of the year and the unrealized losses on securities compared to unrealized gains on securities during the first half of fiscal 2000.

Liquidity and Capital Resources

    For the past two fiscal years, the Company's working capital needs have been satisfied primarily through its operations and by cash provided from its investing activities. Working capital at December 31, 2000 was $250,919, a 78% decrease from $1,126,679 at
June 30, 2000. The decrease in working capital is primarily attributed to the 125% increase in accounts payable due to tighter liquidity assoc9iated with operating losses, and the 236% increase in accrued expenses due to the loss of revenues from decreased distribution to grocery chains.

    Net cash used by operating activities for the first half of fiscal 2001 was $87,634 compared to $654,971 for the corresponding 1999 period. This decrease in cash used is primarily attributed to reduced costs associated with grocery stores. The Company also realized $74,420 in cash flows from investing activities during the first half of fiscal 2001 compared to $659,168 for the first half of 2000. This was primarily due to the sale of investment securities in the 2000 period.

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

    As of December 31, 2000, the Company had total assets of $4,371,054 and total stockholders' equity of $2,641,561. In comparison, as of June 30, 2000, the Company had total assets of $5,450,733 and total stockholders' equity of $4,007,886.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended December 31, 2000.







                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMMONIA HOLD, INC.



Date:  February 22, 2001             By:  /S/ Michael D. Parnell
                                     MICHAEL D. PARNELL,
                                     President and Director



Date:  February 22, 2001             By:      /S/ Dan N. Thompson
                                     DAN N. THOMPSON,
                                     Secretary, Treasurer, Chief
                                     Financial Officer and
                                     Director
                                     (Principal Accounting
                                     Officer)