Form 10QSB
period 2001-03-31
AMMONIA HOLD INC
filed 2001-05-18
CIK 1019852

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from            to
                                                ---------     ---------
                        Commission File Number 333-29903

                               AMMONIA HOLD, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    Utah                                     75-2337459
         -------------------------------                 -------------------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification No.)

                    10 Gunnebo Drive, Lonoke, Arkansas 72086
                    ----------------------------------------
                    (Address of principal executive offices)

Registrant's telephone no., including area code:  (501) 676-2994

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.               Yes   X                   No
                        -----                     -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                               Outstanding as of March 31, 2001
   -----------------------------              --------------------------------
   Common Stock, $.001 par value                         7,638,190


                                TABLE OF CONTENTS
                                -----------------

Heading                                                                                                   Page
-------                      PART I.  FINANCIAL INFORMATION                                               ----

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets - March 31, 2001 and June 30, 2000...................................      4

                  Statements of Operations -- three and nine months ended
                    March 31, 2001 and 2000...........................................................      6

                  Statements of Cash Flows -- three and nine months ended
                    March 31, 2001 and 2000...........................................................      7

                  Notes to Financial Statements ......................................................      8

Item 2.      Management's Discussion and Analysis and Results of Operations...........................      9

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     11

Item 2.      Changes In Securities and Use of Proceeds................................................     11

Item 3.      Defaults Upon Senior Securities..........................................................     11

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     11

Item 5.      Other Information........................................................................     11

Item 6.      Exhibits and Reports on Form 8-K.........................................................     11

             SIGNATURES...............................................................................     12

                                     PART I

Item 1.           Financial Statements

         The following unaudited Financial Statements for the period ended March 31, 2001, have been prepared by the Company.


                               AMMONIA HOLD, INC.

                              FINANCIAL STATEMENTS

                        March 31, 2001 and June 30, 2000


                       Ammonia Hold, Inc. and Subsidiaries
                                 Balance Sheets

                                     Assets
                                     ------

                                                                  March 31,         June 30,
                                                                    2001              2000
                                                                 ----------        ----------
                                                                (Unaudited)         (Audited)
Current Assets
     Cash and Cash equivalents                                   $   19,884        $   18,042
     Accounts receivable net of allowance for
       doubtful accounts of $25,275                                 843,926           967,766
     Prepaid expenses                                                28,928            28,604
     Investments in Trading equities                                 58,160           483,400
     Inventory                                                      741,615           876,614
     Other receivables and accrued investment income                 27,139            27,260
     Notes receivable - current                                     120,163           167,840
                                                                 ----------        ----------
         Total Current Assets                                    $1,839,815        $2,569,526
                                                                 ==========        ==========
Property, Plant & Equipment
     Depreciable assets - net of accumulated depreciation         1,460,520         1,559,845
     Land                                                           296,212           281,212
                                                                 ----------        ----------
         Total Property, Plant and Equipment                      1,756,732         1,841,057
                                                                 ----------        ----------
Other Assets
     Patents - net of accumulated amortization of
       $319,649 and $301,640, respectively                          335,289           363,050
     Investment                                                     270,821           677,100
                                                                 ----------        ----------
         Total Other Assets                                         606,110         1,040,150
                                                                 ----------        ----------
         Total Assets                                            $4,202,657        $5,450,733
                                                                 ==========        ==========

         The accompanying notes are an integral part of these financial statements


                        Ammonia Hold, Inc. and Subsidiary
                                 Balance Sheets

                      Liabilities and Stockholders' Equity
                      ------------------------------------

                                                                              March 31,           June 30,
                                                                               2001                 2000
                                                                           -----------           -----------
                                                                            (Unaudited)           (Audited)
Current Liabilities
     Accounts payable                                                      $   295,416           $   168,857
     Accrued expenses                                                          230,466                51,792
     Margin account and overdraft                                                 --                  21,576
     Notes payable                                                             436,000               415,000
     Accrued allowance for coupons/
       grocery store allowances                                                730,137               785,622
                                                                           -----------           -----------
         Total Current Liabilities                                           1,692,019             1,442,847
                                                                           ===========           ===========
Stockholders' Equity

     Common Stock, par value $.001 authorized shares 100,000,000:
       7,638,190 shares issued and outstanding                                   7,638                 7,638
     Additional Paid-in Capital                                              9,648,591             9,648,591
     Accumulated Deficit                                                    (7,145,591)           (5,648,343)
                                                                           -----------           -----------
         Total Stockholders' Equity (Deficit)                                2,510,638             4,007,886
                                                                           -----------           -----------
         Total Liabilities and Stockholders' Equity                        $ 4,202,657           $ 5,450,733
                                                                           ===========           ===========


         The accompanying notes are an integral part of these financial statements



                       Ammonia Hold, Inc. and Subsidiaries
                             Statement of Operations

                                                For the Three Months Ended     For the Nine Months Ended
                                                   March          March          March         March
                                                 31, 2001        31, 2000       31, 2001      31, 2000
                                                ---------      ---------      ---------      ---------
                                               (Unaudited)     (Unaudited)    (Unaudited)   (Unaudited)

Total Revenues                                $   259,150    $   322,875    $ 1,160,613    $ 2,129,104

Cost of Sales                                     138,668        185,066        695,814      1,185,478
                                                ---------      ---------      ---------      ---------
     Gross Profit                                 120,482        137,809        464,799        943,626
                                                ---------      ---------      ---------      ---------
   General & Administrative
     Expenses                                     180,686        393,970        821,263      1,200,632
   Sales & Marketing                               23,201        112,116        167,445        782,855
   Depreciation                                    33,468           --          100,404           --
   Amortization                                     9,752           --           29,256           --
                                                ---------      ---------      ---------      ---------
     Total Expense                                247,107        506,086      1,118,368      1,983,487
                                                ---------      ---------      ---------      ---------
     Income/(Loss)
     From Operations                             (126,625)      (368,277)      (653,569)    (1,039,861)
                                                ---------      ---------      ---------      ---------
     Other Income/Expenses                         (4,298)        49,812        (12,179)        87,261

     Other Comprehensive
     Income/Expenses                                 --             --         (831,500)       736,200
                                                ---------      ---------      ---------      ---------
     Income (Loss)
     Before Income Taxes                         (130,923)      (318,465)    (1,497,248)      (216,400)

     Provisions For Income Taxes                     --             --             --             --

     Net Income                                  (130,923)      (318,465)    (1,497,248)      (216,400)
                                                =========      =========      =========      =========
     Net (Loss) Per Share                     $     (0.17)   $     (0.04)   $    (0.196)   $     (0.28)
                                                =========      =========      =========      =========
     Weighted Average
     Outstanding Shares                         7,638,190      7,638,190      7,638,190      7,638,190
                                                =========      =========      =========      =========


         The accompanying notes are an integral part of these financial statements


                       Ammonia Hold, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows

                                                                        For the Nine Months Ended
                                                                    March 31,            March 31,
                                                                      2001                  2000
                                                                  -----------              ---------
                                                                   (Unaudited)           (Unaudited)
Cash Flows form Operating Activities:
   Net gain (loss)                                                $(1,497,248)          $  (216,400)
   Non-cash items:
     Depreciation                                                     100,404                 95,138
     Amortization                                                      29,256                 29,260
     Comprehensive Income                                             831,500               (679,105)
   Changes in current assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                            123,840               (290,169)
       Prepaid expenses/deposits                                         (324)                (5,291)
       Inventories                                                    134,999                 63,990
   Increase (decrease) in:
     Other receivables                                                   --                    3,874
     Accounts payable                                                 126,559                 67,372
     Accrued liabilities                                              100,258                (66,353)
                                                                  -----------              ---------
       Net Cash Provided (Used) by Operating Activities               (50,756)               997,684

Cash Flows from Investing Activities
   Purchase/sale of equity and bonds                                     --                  798,172
   Purchase of property and equipment                                 (16,079)               (37,520)
   Note Receivable (decrease)                                          47,677                116,122
   Note Payable (increase)                                             21,000                115,113
                                                                  -----------              ---------
       Net Cash Provided (Used) Investing Activities                   52,598                991,887

Cash Flows from Financing Activities                                     --                     --
                                                                  -----------              ---------
       Net Cash Provided (Used) by Financing Activities                  --                     --

       Net increase (decrease) in cash                                  1,842                 (5,797)

       Cash and Cash Equivalents at
       Beginning of Period                                             18,042                 11,181
                                                                  -----------              ---------
       Cash and Cash Equivalents at
       End of Period                                              $    19,884              $   5,384
                                                                  ===========              =========
Supplemental Cash Flow Information
     Cash paid for interest                                       $    27,780              $    --
     Cash paid for income taxes                                          --                     --


                       Ammonia Hold, Inc. and Subsidiaries
                                 March 31, 2001

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

GENERAL
-------

Ammonia Hold, Inc. and Subsidiaries (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended March 31, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended June 30, 2000.

UNAUDITED INFORMATION
---------------------

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

Item 2.           Management's Discussion and Analysis or Plan of Operations

         The following table sets forth the percentage relationship to sales of principal items contained in the Company's Statements of Operations for the three and nine month periods ended March 31, 2001 and 2000. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                        Three Months Ended              Nine Months Ended
                                                              March 31,                      March 31,
                                                              ---------                      ---------
                                                        2001           2000             2001             2001
                                                        ----           ----             ----             ----
                                                              (Unaudited)                     (Unaudited)
Total revenues.......................................    100%            100%           100%             100%
Cost of sales........................................     54              57             60              56
Gross profit.........................................     46              43             40              44
Total expenses.......................................     95             157             96              93
(Loss) from operations...............................    (49)           (114)           (56)             (49)
Other income (expense)...............................     (2)             15             (1)              4
Unrealized gain (loss) on
 securities..........................................     -                -            (72)              35
Income (loss) before income
 taxes...............................................    (51)             (99)         (129)            (10)
Provisions for income taxes..........................     -                -             -               -
Net income (loss)....................................    (51)             (99)         (129)            (10)
--------------------


Results of Operations

         Total revenues for the three and nine month periods ended March 31, 2001 ("third quarter" and "first nine months" of fiscal 2001, respectively) decreased 20% and 45% when compared to the respective 2000 fiscal periods. The decreases are due primarily to reduced orders for product and loss of sales to grocery store chains. Cost of sales (as a percentage of total revenues) decreased from 57% for the third quarter of fiscal 2000 to 54% for the same 2001 period, but increased from 56% for the first nine months of 2000 to 60% for the corresponding 2001 period. The increases during the first nine months of fiscal 2001 is due primarily to sale of lower margin products and attempts to be more competitive, although the third quarter showed some improvement. Actual cost of sales decreased 25% and 41% for the second quarter and first nine months of fiscal 2001, respectively, compared to the corresponding 2000 period. This reflects the decreases in revenues for the respective fiscal 2001 periods.

         General and administrative expenses for the second quarter and first nine months of fiscal 2001 decreased 54% and 32% for the third quarter and first nine months of fiscal 2001, respectively, compared to the corresponding 2000 periods. The decreases are primarily attributed to Company's attempt to cut costs to compensate for reduced sales. Sales and marketing expenses decreased 79% for both the third quarter and first nine months of fiscal 2001, due to reduced costs associated with grocery store promotions.

         For the third quarter of fiscal 2001, the Company had a net other expenses of $4,298 compared to net other income of $49,812 for the 2000 period. These results are due primarily to realized securities gains in 2000. For the first nine of fiscal 2001, the Company had net other expenses of $12,179 compared to net other income of $87,261 for the 2000 period. This decrease is also due to fewer realized securities gains in 2000. The Company also recognized an unrealized loss on securities of $831,500 for the first nine months of fiscal 2001, due to the reduction in market value of trading securities held by the Company. For the first nine months of fiscal 2000, the Company recognized an unrealized gain of $736,200 due to increases in market value of trading securities held by the Company.

         Net loss for the third quarter of fiscal 2001 was $130,932 compared to a net loss of $318,465 for the third quarter of fiscal 2000. Net loss for the first nine months of fiscal 2001 was $1,497,248 compared to a net loss of $216,400 for the same period in fiscal 2000. The fiscal 2001 loses are primarily attributed to the decreases in revenues.

Liquidity and Capital Resources

         For the past two fiscal years, the Company's working capital needs have been satisfied primarily through its operations and by cash provided from its investing activities. Working capital at March 31, 2001 was $147,796, an 87 % decrease from $1,126,679 at June 30, 2000. The decrease in working capital is primarily attributed to the 75% increase in accounts payable due to tighter liquidity associated with operating losses, and the 345% increase in accrued expenses due to the loss of revenues from decreased distribution to grocery chains.

         Net cash used by operating activities for the first nine months of fiscal 2001 was $50,756 compared to net cash provided of $997,684 for the corresponding 2000 period. This result is primarily attributed to the increase in net loss. The Company also realized $52,598 in cash flows from investing activities during the first nine months of fiscal 2001 compared to $991,887 for the first nine months of 2000. This was primarily due to the sale of investment securities in the 2000 period.

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

         As of March 31, 2001, the Company had total assets of $4,202,657 and total stockholders' equity of $2,510,638. In comparison, as of June 30, 2000, the Company had total assets of $5,450,733 and total stockholders' equity of $4,007,886.

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

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

         (b)      Reports on Form 8-K

                  No report on Form 8-K was filed by the Company during the three month period ended March 31, 2001.

                                   SIGNATURES
                                   ----------


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AMMONIA HOLD, INC.
                               ------------------



Date:  May 17, 2001       By:  /s/ Michael D. Parnell
                               ----------------------
                                   MICHAEL D. PARNELL,
                                   President and Director



Date:  May 17, 2001       By:  /s/ Dan N. Thompson
                              --------------------------------------------------
                                   DAN N. THOMPSON,
                                   Secretary, Treasurer, Chief Financial Officer and Director
                                  (Principal Accounting Officer)