Form 10KSB
period 2001-06-30
AMMONIA HOLD INC
filed 2001-09-13
CIK 1019852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X}  Annual Report  Pursuant to  Section 13 or 15(d) of  The Securities Exchange
                                     Act of 1934

                     For the Fiscal Year Ended June 30, 2001

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No o

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

        State the issuer's revenues for its most recent fiscal year.  $1,177,929

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $2,036,816 (Based on price of $.30 on September 10, 2001 and 6,789,387 shares held by non-affiliates)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                   Outstanding as of September 10, 2001

         Common Stock, Par Value                   10,911,700
           $.001 per share

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

Transitional Small Business Disclosure Format.   Yes [ ]  No [X]

                               AMMONIA HOLD, INC.

                                TABLE OF CONTENTS

                                                                           Page

                                     PART I

Item 1.   Description of Business ............................................ 3

Item 2.   Description of Property............................................. 5

Item 3.   Legal Proceedings................................................... 6

Item 4.   Submission of Matter to a Vote of
          Security Holders.................................................... 6

                                     PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters................................................. 6

Item 6.   Management's Discussion and Analysis or
          Plan of Operation................................................... 7

Item 7.   Financial Statements................................................ 9

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure............................. 10

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control persons; Compliance with Section 16(a)
          of the Exchange Act................................................ 10

Item 10.  Executive Compensation............................................. 11

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management.............................................. 12

Item 12.  Certain Relationships and Related Transactions..................... 13

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K................................... 13


SIGNATURES.................................................................. S-1

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

         The Company also markets a related product known as "Odor Scentry(R)", a variation of Ammonia Hold sold in smaller granular form, which uses the same process as Ammonia Hold to isolate the individual elements that must combine to create ammonia. Odor Scentry(R), the Company's first consumer product previously marketed under the name Odor Halt, is sold in pet stores and pet departments of retail stores for home use in the elimination of odors associated with pet litter pans for domesticated animals such as cats and birds, gerbils, hamsters and rabbits. Odor Scentry(R) is added to pets' litter pan to remove common odors. Odor Scentry(R) also may be used to prevent odors from forming in trash cans and in removing odors from cars and carpets where undesirable odors have developed previously. Odor Scentry(R) for Healthcare Facilities is a related product formulated and packaged for the nursing home industry. This product is used as a carpet deodorizer or mixed with water to clean and deodorize.

         Another product, "Barn Guard(R)," is a granular product specifically intended for the equestrian market. It is long-lasting, easy-to-use and eliminates odors in horse stalls and other types of livestock pens. Barn Guard is non-toxic and contains no perfumes or masking agents. "Odor Scentry Premium Cat Litter" was developed for use in household litter pans. It forms flushable clumps of both liquid and solid waste which are both completely flushable in non-septic tank systems. Odor Scentry Premium Cat Litter is all-natural, biodegradable, and almost completely dust-free. It is designed to prevent tracking by cats after using the litter pan. Both Barn Guard and Odor Scentry Premium Cat Litter use the same process as Ammonia Hold to isolate the individual chemical elements that must combine to create ammonia.

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

         Presently, the Company employs one sales person and also uses the services of independent sales representatives to cover its marketing area, primarily in the continental United States. Management intends to increase its marketing force as business demands warrant such expansion and the Company has sufficient funds available to retain the appropriate personnel.

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

Employees

         Presently, the Company has six employees consisting of two management persons, one production person and two administrative persons and one sales representative. The Company does not currently offer its employees any bonus, profit sharing or deferred compensation plan. The Company has entered into an employment contract with its President, Michael Parnell.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's Securities Holders during the fourth quarter of the Company's fiscal year ended June 30, 2001.

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

           Fiscal Year                            High              Low
                                                ------            ------
         (Starting July 1)
                  2000
                           First Quarter          1.96              1.00
                           Second Quarter         1.31               .69
                           Third Quarter          1.3125             .66
                           Fourth Quarter          .90625            .53125
                  2001     First Quarter           .6875             .3438
                           Second Quarter          .5156             .125
                           Third Quarter           .3125             .125
                           Fourth Quarter(1)       .26               .13
---------------------------
         (1)      Through June 30, 2001

         As of August 15, 2001 there were approximately 1,085 holders of record of the Company's common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

Dividend Policy

         The  Company  has  not   declared  or  paid  cash   dividends  or  made
distributions in the past on its common stock, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.

Recent Sales of Unregistered Securities

         In April 1999, the Company issued 1,000 shares of common stock to two individuals, 500 shares each, in consideration for marketing and promotional services provided to the Company.

         On June 26, 2001, the Company issued to TransAtlantic Surety & Bond Company, Ltd. ("TSB") 3,273,510 shares of authorized, but previously unissued shares of common stock. The shares were issued pursuant to the terms of that certain Acquisition Agreement dated June 15, 2001 between the Company and TSB. In consideration for the shares, TSB paid to the Company the total purchase price of $1,250,000, in the form of a 6% Convertible, Callable, Secured Subordinated Debenture due June 15, 2004, executed by TSB Investment Partners Inc. Of the total shares issued, 2,618,808 are to be held in escrow, to be released to TSB upon payment of the Debenture. TSB retains voting rights to the shares held in escrow. The Company also granted to TSB options to purchase 3,000,000 share of the Company's common stock at $1.50 per share and an additional 3,000,000 shares at $3.50 per share. The options have a term of thirty-six months from the date of issuance.

         The above referenced shares were issued in private, isolated transactions. In completing each transaction, the Company relied upon the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) of such Act.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Recent Accounting Pronouncements

         In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was later amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133." SFAS No. 133 established standards for the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The statement generally requires recognition of gains and losses on hedging instruments, based on changes in fair value or the earnings effect of a forecasted transaction. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal y ears beginning after June 15, 2000. Management does not believe that SFAS No. 133 or SFAS No. 137 will have a material impact on the Company's financial statements.

                              Results of Operations

         The following table sets forth the percentage relationship to total net sales of principal items contained in the Company's Statements of Operations for the two most recent fiscal years ended June 30, 2001 and 2000. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.


                                                                                    Fiscal Years Ended
                                                                                         June 30,
                                                                                  2001                2000
                                                                                 ------              ------
Total net sales..............................................................     100%                100%
Cost of sales................................................................      87                  58
Gross profit.................................................................      13                  42
Sales and marketing expenses.................................................      11                  94
General and administrative expenses..........................................      76                  64
Depreciation and amortization................................................      14                   9
(Loss) from operations.......................................................     (87)                125
Other income (loss)..........................................................    (100)                 14
Unrealized gain from marketable securities...................................       -                   6
Income (loss) before income taxes............................................    (187)               (105)
Provisions (benefit) for income taxes........................................       -                   -
Net income (loss)............................................................    (187)               (105)


For the Year Ended June 30, 2001 Compared to the Year Ended June30, 2000

         Total sales, net of allowances and discounts, for the fiscal year ended June 30, 2001 ("2000") decreased 40% from the fiscal year ended June 30, 2000 ("2000") attributed to reduced orders for products. Cost of sales (as a percentage of total revenues) in 2001 increase to 87% from 58% in 2000 . Actual cost of sales decreased 11% for 2000 reflecting the decrease in total sales.

         Sales and marketing expenses decreased 93% in 2001 due to reduced distribution and the discontinuance of certain product lines. As a percentage of total revenues, sales and marketing expenses decreased from 94% in 2000 to 11% in 2001, attributed to reduced sales staff. General and administrative expenses decreased 29% in 2001 primarily due to the decrease in staff. As a percentage of total revenues, general and administrative expenses increased from 64% in 2000 to 76% in 2001. This result is primarily attributed to reduced sales, although partially offset by a reduction in staff.

         During 2001, the Company recognized a loss from trading equities of $831,500 compared to a gain of $235,655 gain in 2000. The 2001 loss is due to the decrease in the market value of tradeable securities held by the Company. Also during 2001, the Company recorded an inventory write down of $332,027 due to discontinued product lines. The Company had a net loss of $2,206,683 in 2001 compared to a net loss of $2,069,050 in 2000.

Net Operating Losses

         The Company has accumulated approximately $6,000,000 of net operating loss carryforwards as of June 30, 2001, which may be offset against future taxable income. The net operating loss begins to expire in the year 2009. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended June 30, 2001 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

                         Liquidity and Capital Resources

         Historically, the Company's working capital needs have been satisfied by sales revenues and from the sale of securities. At June 30, 2001 the Company had a net working capital deficit of $528,875, compared to net working capital of $1,126,679 at June 30, 2000. The decrease in working capital at June 30, 2001 is primarily attributed to decreases in accounts receivable of $956,766 (99%), investments in trading equities of $425,240 (88%) and inventory of $512,819 (59%). Also adding to the deficit was the $153,371 (91%) increase in accounts payable and the $212,399 (410%) increase in accrued expenses. Working capital was positively effected at June 30, 2001 by the $710,544 (90%) decrease in accrued allowance for coupons / grocery store allowances.

         At June 30, 2001, the Company had total assets of $2,905,371 and total stockholders' equity of $1,801,203, compared to total assets of $5,450,733 and total stockholders' equity of $4,007,886 at June 30, 2000.

         Net cash used by operating activities for 2001 was $96,101 compared to $530,132 in 2000. This was due to primarily to the reduced staff and increases in non cash expenses for 2001, including inventory write down and decrease in market value of tradeable securities. The Company used a net $16,076 by investing activities in 2001 compared to $536,993 provided by investing activities in 2000, primarily due to the sale of investment securities in 2000. The Company did not realize cash from financing activities in 2000, but did realize $98,205 in 2001 from debt financing.

         The Company anticipates meeting its working capital needs during 2001 fiscal year primarily with revenues and debt financing. Under the terms of the Acquisition Agreement, TSB has agreed to undertake to issue for the Company, on a "best efforts basis" within four (4) months after the closing of the Acquisition Agreement, a debt offering up to $10,000,000.00. The general terms and conditions of the debt offering shall be; (i) interest at 12% with a five
(5) year term, and (ii) convertible to common stock of the Company at $5.00 per share. There can be no assurance that such financing will be realized or that the Company will be able to secure alternative financing at reasonable terms, or at all.

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

Item 7.  Financial Statements

         The Company's financial statements as of and for the fiscal years ended June 30, 2001 and 2000 have all been examined to the extent indicated in their report by Crouch, Bierwolf, & Associates, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein starting with page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         This Item is not Applicable.

                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act

         The following table sets forth the names, ages, and offices held with the Company by it's directors and executive officers:

         Name         Position                  Director Since           Age
         ----         --------                  --------------           ---
Michael D. Parnell    President, Chief               1996                42
                      Executive Officer
                      and Director
Dan N. Thompson       Secretary/Treasurer            1994                37
                      Chief Financial
                      Officer and Director
Robert S. Ligon       Director                       1994                78
Charles R. Nickle     Director                       1997                46
William H. Ketchum    Director                       1997                68

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

         The business experience of each of the persons listed above during the past five years is as follows:

         Michael D. Parnell is the President and Chief Executive Officer of the Company. Mr. Parnell is a graduate of the University of Arkansas with a degree in Agricultural Economics. He has over 17 years experience in the investment banking business and was associated with Paine Webber until 1997. Mr. Parnell has been associated with the Company since its inception and became President and a director in 1996.

         In December 1999, the Company and Mr. Parnell, each without admitting or denying allegations made by the Securities and Exchange Commission (the "Commission"), consented to the entry of separate Final Judgments which permanently restrains and enjoins the Company and Mr. Parnell from violating certain securities laws and regulations. The action by the Commission alleged certain violations of securities laws and regulations. Mr. Parnell was further required to pay a civil penalty of $25,000.

         Dan N. Thompson is the Secretary / Treasurer and Chief Financial Officer of the Company. Mr. Thompson is a graduate of Texas A & M with a degree in Industrial Distribution. Mr. Thompson is currently the Denver district sales manager for the Trane Corporation.

         Robert S. Ligon is a graduate from the University of Arkansas with a degree in business administration. In 1989, Mr. Ligon retired from Ligon
Brothers, Inc., a heavy equipment wholesaler. Mr. Ligon was the original President of Ammonia Hold, Inc. of Texas.

         Charles R. Nickle is a graduate from the University of Arkansas with a degree in Civil Engineering. Mr. Nickle is currently Senior Vice President of US Infrastructures, Inc. His professional experience includes project planning, design, and construction management of water treatment facilities and distribution systems, drainage facilities and wastewater treatment and collection facilities.

         William H. Ketchum is a graduate from the University of Arkansas with a degree in Business Administration and a masters in operational management. Mr. Ketchum is a retired Naval Officer and is currently involved in real estate, cattle and farming operations.

         In addition to the above, Charles Giannetto has been nominated to be elected to the Board of Directors at the Company's Annual Meeting of Shareholders scheduled for September 29, 2001. Mr. Giannetto's resume is set forth below.

         Charles Giannetto is a graduate of the University of Minnesota. He received his law degree from William Mitchell College of Law in 1980 and was in private practice for 20 years. Mr. Giannetto is a presently a principal and officer with the investment banking firm of TransAtlantic Finance Ltd., Orlando Florida and TransAtlantic Surety & Bond Company. Ltd., UK.

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

                           Summary Compensation Table

                                                              Other     All
                                                             Annual     Other
Name and               Fiscal                               Compen-    Compen-
Principal Position      Year      Salary        Bonus        sation    sation
------------------     ------    -------        -----        ------    ------
Michael D. Parnell,     2001      $75,000       $  -0-      $  -0-     $ 2,000
 President, C.E.O.      2000       75,000          -0-         -0-       2,000
                        1999       64,904          -0-         -0-       1,500
------------------

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, to the best knowledge of the Company as September 7, 2001, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director and all directors and officers as a group.

Name and Address                      Amount and Nature of     Percent
of Beneficial Owner                   Beneficial Ownership    of Class(1)
-------------------                   --------------------    -----------
Michael D. Parnell*                              525,000            4.8%
  10 Gunnebo Drive
  Lonoke, AR 72086
Dan N. Thompson*                                   3,353            .03%
  10 Gunnebo Drive
  Lonoke, AR 72086
Robert S. Ligon*                                 197,000            1.8%
  10 Gunnebo Drive
  Lonoke, AR 72086
Charles R. Nickle*                                70,000             .6%
  10 Gunnebo Drive
  Lonoke, AR 72086
William H. Ketchum*                               53,450             .5%
  10 Gunnebo Drive
  Lonoke, AR 72086
TransAtlantic Surety &                         3,273,510             30%
 Bond Company, Ltd.
  c/o 5703 Red Bug Lake Rd. #226
  Winter Springs, FL. 32708
All directors and executive                      848,803            7.8%
  officers as a group
  (5 persons in group)
----------------
*  Director and/or executive officer
Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

(1) Based upon 10,911,700 shares of common stock outstanding on September 7, 2001.

Item 12. Certain Relationships and Related Transactions

         Since December 1999 through August 2001, the Company's President has made a series of five loans to the Company totaling $157,013. The Company has made periodic payments against the loans and as of August 24, 2001, the outstanding balance is $62,400. The loans are subject to notes payable bearing an interest rate of approximately 8.5% per annum.

                                     PART V

Item 13. Exhibits and Reports on Form 8-K

         (a)      Exhibits

Exhibit No.  Exhibit Name
-----------  --------------------------------

*  2.1       Acquisition Agreement
 **3.1       Articles of Incorporation and all amendments thereto
**3.2        By-Laws
**4.1        Instrument defining rights of holders
**10.1       Licensing Agreement dated April 1, 1996 with Grace Holdings
**21.1       Subsidiaries

 *           Previously filed as Exhibit to Form 8-K dated June 26, 2001
 **          Previously filed as Exhibit to Form SB-2

         (b) The Company filed a report on Form 8-K dated June 26, 2001 reporting under Item 1 a change in control resulting in the issuance of shares to TransAtlantic Surety & Bond Company, Ltd.

                        Ammonia Hold, Inc. and Subsidiary
                              Financial Statements
                                  June 30, 2001

                                 C O N T E N T S



Independent Auditors' Report................................................ F-3

Balance Sheets.............................................................. F-4

Statements of Operations/and Other Comprehensive Income..................... F-6

Statements of Stockholders' Equity.......................................... F-7

Statements of Cash Flows.................................................... F-8

Notes to the Financial Statements........................................... F-9

                          Crouch Bierwolf & Associates
                          Certified Public Accountants
                             1453 South Major Street
                           Salt Lake City, Utah 84115
                       (801) 363-1175 (FAX) (801) 363-0615


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Ammonia Hold, Inc. and Subsidiaries
Salt Lake City, Utah


We have audited the accompanying consolidated balance sheet of Ammonia Hold, Inc. and subsidiaries as of June 30, 2001 and 2000 and the related consolidated statement of operations, stockholders' equity and cash flows for the years ended June 30, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ammonia Hold, Inc. and it's subsidiaries as of June 30, 2001and 2000 and the results of their operations and cash flows for the years ended June 30, 2001, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9, the Company's recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


By: /s/ Crouch, Bierwolf & Associates
-------------------------------------
        Crouch, Bierwolf & Associates

September 7, 2001

                       Ammonia Hold, Inc. and Subsidiaries
                                 Balance Sheets

                                     Assets

                                                                   June 30,            June 30,
                                                                     2001                2000
                                                              ------------------  -----------------
CURRENT ASSETS
     Cash and Cash Equivalents                                $           4,070   $          18,042
     Accounts Receivable Net of Allowance for
       Doubtful Accounts of $20,775                                      10,990             967,766
     Prepaid Expenses                                                    13,615              28,604
     Investments in Trading Equities                                     58,160             483,400
     Inventory                                                          363,795             876,614
     Other Receivables and Accrued Investment Income                     27,177              27,260
     Notes Receivable - Current                                          97,486             167,840
                                                              ------------------  -----------------
         Total Current Assets                                           575,293           2,569,526
                                                              ------------------  -----------------
PROPERTY, PLANT & EQUIPMENT
     Depreciable Assets - Net of Accumulated Depreciation              1,438,987          1,559,845
     Land                                                               296,212             281,212
                                                              ------------------  -----------------
         Total Property, Plant & Equipment                             1,735,199          1,841,057
                                                              ------------------  -----------------
OTHER ASSETS
     Patents - Net of Accumulated Amortization                          324,039             363,050
     Investment in Stock                                                270,840             677,100
                                                              ------------------  -----------------
         Total Other Assets                                             594,879           1,040,150
                                                              ------------------  -----------------
         TOTAL ASSETS                                         $        2,905,371  $       5,450,733
                                                              ==================  =================


   The accompanying notes are an integral part of these financial statements.

                       Ammonia Hold, Inc. and Subsidiaries
                                 Balance Sheets

                      Liabilities and Stockholders' Equity

                                                                   June 30,            June 30,
                                                                     2001                2000
                                                              ------------------  -----------------
CURRENT LIABILITIES
     Accounts Payable                                         $          322,228  $         168,857
     Accrued Expenses                                                    264,191             51,792
     Note Payable - Related Party                                         53,700             21,576
     Notes Payable                                                       388,971            415,000
     Accrued Allowance for
       Coupons/Grocery Store Allowances                                   75,078            785,622
                                                              ------------------  -----------------
         Total Current Liabilities                                     1,104,168          1,442,847
                                                              ------------------ ------------------
STOCKHOLDERS' EQUITY
     Common Stock, par value $.001
      authorized shares 100,000,000:
      10,911,700 and 7,638,190 shares issued and outstanding              10,912              7,638
     Additional Paid-in Capital                                       10,895,317          9,648,591
     Less: Debenture Received for Stock (Note 10)                     (1,250,000)              --
     Accumulated Deficit                                              (7,855,026)        (5,648,343)
                                                              ------------------  -----------------
         Total Stockholders' Equity                                    1,801,203          4,007,886
                                                              ------------------  -----------------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                 $        2,905,371  $       5,450,733
                                                              ==================  =================



   The accompanying notes are an integral part of these financial statements.

                       Ammonia Hold, Inc. and Subsidiaries
       Consolidated Statements of Operations & Other Comprehensive Income


                                                                             For the Year Ended June 30,
                                                                    2001                2000                1999
                                                              ------------------  -----------------  -----------------
SALES - NET ALLOWANCE
 AND DISCOUNTS                                              $        1,177,929  $       1,974,727  $       2,865,837

COST OF SALES                                                          1,019,456          1,145,394          1,519,614
                                                              ------------------  -----------------  -----------------
GROSS PROFIT                                                             158,473            829,333          1,346,223
                                                              ------------------  -----------------  -----------------
Sales & Marketing                                                        128,982          1,859,600            664,238
General & Administrative                                                 898,910          1,266,016          1,070,483
Depreciation                                                             121,934            133,874            131,496
Amortization                                                              39,011             39,011             39,011
                                                              ------------------  -----------------  -----------------
Loss From Operations                                                  (1,030,364)        (2,469,168)         (559,005)
                                                              ------------------  -----------------  -----------------
OTHER INCOME (LOSS):
   Interest (Net)                                                        (27,668)            26,390             49,630
   Dividends                                                                --                 --               22,528
   Gains (Loss) from Trading Equities                                   (831,500)           235,655            197,194
   Other                                                                  14,876             11,432             10,295
   Inventory Write-Down                                                 (332,027)              --                 --
                                                              ------------------  -----------------  -----------------
OTHER COMPREHENSIVE INCOME:
   Unrealized Gain/Loss
      From Marketable Securities                                            --              126,641            746,156
                                                              ------------------  -----------------  -----------------
INCOME (LOSS) BEFORE
   INCOME TAXES                                                       (2,206,683)        (2,069,050)           466,798
                                                              ------------------  -----------------  -----------------
PROVISIONS (BENEFIT) FOR
   INCOME TAXES                                                             --                 --                 --
                                                              ------------------  -----------------  -----------------
NET INCOME (LOSS)                                             $       (2,206,683) $      (2,069,050) $         466,798
                                                              ==================  =================  =================
NET INCOME AVAILABLE TO
   COMMON SHAREHOLDERS                                        $       (2,206,683) $      (2,069,050) $         466,798
                                                              ==================  =================  =================
NET INCOME (LOSS) PER SHARE                                   $            (0.28) $           (0.27)  $          0.061
                                                              ==================  =================  =================
WEIGHTED AVERAGE
   OUTSTANDING SHARES                                                  7,774,586          7,638,190          7,638,967
                                                              ==================  =================  =================
FULLY DILUTED EARNINGS
   (LOSS) PER SHARE                                           $            (0.28) $           (0.27)  $          0.061
                                                              ==================  =================  =================
FULLY DILUTED AVERAGE
   OUTSTANDING SHARES                                                  7,774,586          7,638,190          7,638,967
                                                              ==================  =================  =================



   The accompanying notes are an integral part of these financial statements.

                       Ammonia Hold, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity


                                                                             Additional       Retained
                                                  Common Stock                Paid-In          Earnings         Debenture
                                          Shares            Amount            Capital         (Deficit)         Receivable
                                      ----------------  ----------------  ----------------  ----------------  ----------------
Balance on June 30, 1999                     7,638,190  $         7,638   $      9,648,591  $     (3,579,293  $          --

Net Income (Loss) for the
Year Ended June 30, 2000                          --               --                 --          (2,069,050)            --
                                      ----------------  ----------------  ----------------  ----------------  ----------------
Balance on June 30, 2000                     7,638,190             7,638         9,648,591        (5,648,343)            --

Acquisition Agreement                        3,273,510             3,274         1,246,726                          (1,250,000)

Net Income (Loss) for the
Year Ended June 30, 2001                          --                --                --          (2,206,683)             --
                                      ----------------  ----------------  ----------------  ----------------  ----------------
Balance on June 30, 2001                    10,911,700  $         10,912  $      10,895,31  $     (7,855,026  $     (1,250,000)
                                      ================  ================  ================  ================  ================



   The accompanying notes are an integral part of these financial statements.

                       Ammonia Hold, Inc. and Subsidiaries
                             Statement of Cash Flows

                                                                    For the Year Ended June 30,
                                                             2001              2000              1999
                                                        ----------------  ----------------  ----------------

Cash Flows from Operating Activities:
   Net Income (Loss)                                    $     (2,206,683) $     (2,069,050) $        466,798
    Non-Cash items:
     Depreciation                                                121,934           133,874           131,496
     Amortization                                                 39,011            39,011            39,011
     Comprehensive Income/Unrealized
       Loss on Stock                                             831,500          (126,641)         (746,156)
     Stock Issued for Services                                      --                --               1,250
   Changes in current assets and liabilities:
     (Increase) Decrease in:
       Accounts Receivable (Net of Write Offs)                   246,052          (201,020)         (467,660)
       Equities                                                     --             805,340           427,835
       Prepaid Expenses/Deposits                                  14,989            50,186           (48,577)
       Inventories                                               512,819           (17,951)         (271,287)
       Other Receivables                                              83           192,700            52,199
     Increase (Decrease) in:
       Accounts Payable                                          153,371           (69,407)           40,075
       Margin Account                                            (21,576)          (77,538)           99,114
       Accrued Liabilities                                       212,399           810,364             4,030
                                                        ----------------  ----------------  ----------------
         Net Cash Provided (Used)
         by Operating Activities                                 (96,101)         (530,132)         (271,782)
                                                        ----------------  ----------------  ----------------
Cash Flows from Investing Activities
   Purchase/Sale of Equity and Bonds                                --             541,641            47,888
   Purchase of Property and Equipment                            (16,076)           (4,648)         (206,978)
   Purchase Treasury Stock                                          --                --            (412,740)
                                                        ----------------  ----------------  ----------------
         Net Cash Provided (Used)
         by Investing Activities                                 (16,076)          536,993          (571,830)
                                                        ----------------  ----------------  ----------------
Cash Flows from Financing Activities:
   Cash from Debt Financing (Net)                                 98,205             --                 --
                                                        ----------------  ----------------  ----------------
         Net Cash Provided by
         Financing Activities                                     98,205             --                 --
                                                        ----------------  ----------------  ----------------
         Net Increase (Decrease) in Cash                         (13,972)            6,861          (843,702)

         Cash and Cash Equivalents at
         Beginning of Period                                      18,042            11,181           854,883
                                                        ----------------  ----------------  ----------------
         Cash and Cash Equivalents at
         End of Period                                  $          4,070  $         18,042  $         11,181
                                                        ================  ================  ================
Supplemental Cash Flow Information:
   Cash paid for interest                               $          39,992 $           --    $          --
   Cash paid for income taxes                           $            --   $           --    $          --



   The accompanying notes are an integral part of these financial statements.

                       Ammonia Hold, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 2001


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

         Principles of Consolidation - The consolidated financial statements as of June 30, 2001 and 2000 include the accounts of AHI-Utah, its wholly owned subsidiaries FiveStar and Super Dry.

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

         Purchase and Sale of Property - On August 5, 1997, the Company purchased ten acres of land and a 55,000 square foot manufacturing/office facility for $392,920. The facility was rented until November, 1997. During November 1997, the Company sold the building for $888,750 worth of restricted common stock of Pet Quarter Inc. (1,777,500 shares). The shares were valued at fifty cents per share. The property was appraised at $975,000. The stock on the Company's balance sheet is recorded as "Investment in Trading Equities" and "Investments". (See Note 8)

                       Ammonia hold, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 2001


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

         Property, Plant and Equipment consist of the following:


                                                           June 30,          June 30,
                                                            2001                2000
                                                     -----------------   ----------------
         Building                                    $         676,152   $         676,152
         Equipment                                           1,660,731           1,659,655
         Fixtures                                               47,596              47,596
         Land                                                  296,212             281,212
                                                     -----------------   ----------------
              Total property, plant and equipment            2,680,691         2,664,615
                                                     -----------------   -----------------
              Less: accumulated depreciation                  (945,492)           (823,558)
                                                     ------------------  -----------------
              Net property, plant and equipment      $       1,735,199   $       1,841,057
                                                     ==================  =================


         Depreciation expense was $121,934 and $133,874 for the years ended June 30, 2001 and 2000, respectively.

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

         The Company has a June 30 year end for income tax reporting purposes. The Company has approximately $6,000,000 of net operating losses that may be offset against future taxable income. These NOL carryforwards begin to expire in 2009. The Company believes there is a 50% or greater chance that the remaining carryforward will expire unused, therefore, no provision for tax benefit has been recorded.

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

                       Ammonia Hold, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 2001

NOTE 2 - INVENTORIES

         The Company uses the FIFO (first-in, first-out) method for inventory valuation.

         Inventories consist of the following at June 30, 2001 and 2000:

                                       2001              2000
                                ----------------   ---------------
         Raw materials          $        155,516   $       209,923
         Work-in-progress                -                 376,977
         Finished goods                  208,279           289,714
                                ----------------   ---------------
              Total             $        363,795   $       876,614
                                ================   ===============

NOTE 3  - OPERATING LEASES

         The Company rents office and warehouse space on a month-to-month basis with monthly rental payments of approximately $1,360. Total rent expense amounted to $11,603, $17,775 and $19,342 for the years ended June 30, 2001, 2000 and 1999, respectively.

NOTE 4 - SALES TO PRINCIPAL CUSTOMER

         The majority of the Company's sales (approximately 21% and 21% in the years ended June 30, 2001 and 2000, respectively) were to a principal customer, which is a national retail chain located in the United States, of which $0 and $62,132 was receivable at June 30, 2001 and 2000.

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

         During the year ended June 30, 2001, the Company issued 3,273,510 shares of their common stock for a debenture in the amount of $1,250,000.

                       Ammonia Hold, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 2001


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

         The corporate president and CEO was granted stock purchase options to purchase 100,000 shares of common stock if the Company attains net sales of $3,000,000 in a twelve month period. The price is the market price on the date the Company attains the $3,000,000 in net sales. If the Company attains $5,000,000 net sales in a 12 month period the CEO will receive an additional option to purchase 200,000 shares of stock at the market price at the date in which the Company reaches the $5,000,000 net sales. The option expire 5 years after issuance

         On June 15, 2001 the Company granted options to buy 3,000,000 share of their common stock for $1.50 per share, and options to buy 3,000,000 shares of their common stock for $3.50 . The options expire 3 years after issuance. (See Note 10)

NOTE 8-OTHER COMPREHENSIVE INCOME

         Other Comprehensive Income includes unrealized gains from trading securities. The Company owned the following at June 30, 2001 and 2000:

                                             2000                 2001
         Pet Quarters Stock          $       1,160,500       $     329,000
                                     -----------------       -------------
                                             1,160,500
         Less: current portion                (483,400)            (58,160)
                                     -----------------       -------------
         Other Assets-Investments    $         677,100       $     270,840
                                     =================       =============

         The Company owns a large block of stock in Pet Quarters, Inc. (See Note
         1). The restrictions on selling the stock was lifted during the current fiscal year. The Company recorded income on the sale of some of their Pet Quarters stock, and recorded "other comprehensive income" to reflect the increase in price on stock they had intended to sell. At year-end, the price of Pet Quarters stock price dropped and the Company recorded a loss from Trading Equities to reflect the reduction in price. The Company plans on selling a portion of their holding in Pet Quarters stock in the current period.

                       Ammonia Hold, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 2001


NOTE 9 - GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital and has had recurring operating losses and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management intends to locate and combine with other profitable operating companies (see Note 10).

NOTE 10 - ACQUISITION AGREEMENT

         On June 15, 2001 the Company entered into an Acquisition Agreement with TransAtlantic Surety and Bond Co. Ltd. (a U.K. corporation) (TSB) in which TSB would purchase 3,273,510 shares of the Company's common stock, which represents 30% of the outstanding stock, for a $1,250,000 debenture. The stock was issued pursuant to a convertible, callable, secured , subordinated debenture, interest of 6%, with payments of 25% due in 12 months, 25% due in 24 months, and the remaining balance due in 36 months. The Company has the option to convert any remaining balance at June 15, 2004 into stock of TSB. TSB has the option to call the debenture anytime after June 15, 2002 and pay any principal and accrued interest. On June 15, 2001 the Company issued 654,702 shares of common stock to TSB and the remaining shares into an escrow account. The escrowed shares are to be released upon performance of the debenture.

         In addition to the above, the Company entered into an agreement with TSB to undertake to issue, on a best efforts basis, a Debt Offering for up to $10,000,000. Also, TSB is to arrange for acquisitions of profitable companies with gross sales totaling $60,000,000 over the next 36 months. The Company granted to TSB options to purchase 3,000,000 shares of the Companies common stock at a price of $1.50 per share; and 3,000,000 shares of the Company's common stock for a price of $3.50 per share. These options have a term of 36 months


NOTE 11 - NOTES PAYABLE

         At June 30, 2001, the Company had the following Notes Payable:

            Bank loan for $388,000 with interest at 9.5%. Monthly payments of $4,074 with a balloon payment due May 22, 2002. The loan is secured by real estate and equipment.

            Note to an officer/director of the Company. Current balance of $53,700 at 8% interest, due on demand. The note is secured by inventory and equipment.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMMONIA HOLD, INC.



                                      By:  /S/ MICHAEL D. PARNELL
                                         ------------------------
                                               Michael D. Parnell,
                                               President and C.E.O.

Dated:   September 13, 2001


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                       Title                             Date
                                President, C.E.O. and
                                Director                          September 13, 2001
By: /S/ MICHAEL D. PARNELL
--------------------------
        Michael D. Parnell

                                Vice President and
                                Director                          September 13, 2001
By: /S/ DAN N. THOMPSON         Chief Accounting Officer
-----------------------
        Dan N. Thompson         Principal Financial Officer


                                                                  September 13, 2001
By: /S/ ROBERT S. LIGON         Director
-----------------------
        Robert S. Ligon


                                                                  September 13, 2001
By: /S/ CHARLES R. NICKLE       Director
-------------------------
        Charles R. Nickle


                                                                  September 13, 2001
By: /S/ WILLIAM H. KETCHUM      Director
--------------------------
        William H. Ketchum