Form 10QSB
period 2001-09-30
TS&B HOLDINGS INC
filed 2001-11-14
CIK 1019852

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarter Ended September 30, 2001 OR [] TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to

                        Commission File Number 333-29903

                               TS&B Holdings, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Utah                                       75-2337459
         --------------------------                   -------------------
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

Class                                   Outstanding as of September 30, 2001
-----------------------------           --------------------------------
Common Stock, $.001 par value           10,911,700

                                TABLE OF CONTENTS

Heading                                                                    Page
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements...............................................2

               Balance Sheets - September 30, 2001 and June 30, 2001..........4

               Statements of Operations -- three months ended
                    September 30, 2001 and 2000...............................5

               Statements of Cash Flows -- three months ended

               PART II. OTHER INFORMATION

                                     PART I

Item 1.  Financial Statements

     The following unaudited Financial Statements for the period ended September
30, 2001, have been prepared by the Company.

                      TS&B Holdings, Inc. and Subsidiaries
                              Financial Statements
                               September 30, 2001

                                 C O N T E N T S

                                       2

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of
TS&B Holdings, Inc. and Subsidiaries
Salt Lake City, Utah

The accompanying balance sheets as of September 30, 2001 and the related statements of operations, and cash flows for the three months ended September
30, 2001 and 2000 were not audited by us and, accordingly, we do not express an opinion on them.

The accompanying balance sheet as of June 30, 2001 was audited by us and we expressed an unqualified opinion on it in our report dated September 7, 2001.

Crouch, Bierwolf & Associates
November 12, 2001

                      TS&B Holdings, Inc. and Subsidiaries
                                 Balance Sheets

                                     Assets

                                                                   September 30,      June 30,
                                                                      2001               2001
                                                                  -------------     -------------
                                                                   (unaudited)       (audited)

CURRENT ASSETS
 Cash and Cash equivalents                                        $       22,609    $      4,070
 Accounts receivable net of
    allowance for doubtful accounts
    $6,272 and $20,775                                                    15,379          10,990
 Prepaid expenses                                                          6,403          13,615
 Investments in Trading equities                                        -                 58,160
 Inventory                                                               316,017         363,795
 Other receivables and accrued investment income                          25,167          27,177
 Notes receivable-current                                                 44,749          97,486
                                                                  --------------    ------------
      Total Current Assets                                               430,324         575,293
                                                                  --------------    ------------

PROPERTY, PLANT & EQUIPMENT
 Depreciable assets - net of accumulated
    depreciation                                                       1,409,489       1,438,987
 Land                                                                    296,212         296,212
                                                                  --------------    ------------
      Total Property, Plant and Equipment                              1,705,701       1,735,199
                                                                  --------------    ------------

OTHER ASSETS
 Deposits                                                                   -                -
 Patents - net of accumulated
   amortization of $348,909 and
   $339,157, respectively                                                314,286         324,039
 Investments                                                             188,880         270,840
                                                                  --------------    ------------
      Total Other Assets                                                 503,166         594,879
                                                                  --------------    ------------

      Total Assets                                                $    2,639,191    $  2,905,371
                                                                  ==============    ============

    The accompanying notes are an integral part of these financial statements

                      TS&B Holdings, Inc. and Subsidiaries
                                 Balance Sheets
                                   (continued)

                      Liabilities and Stockholders' Equity

                                                                   September 30,       June 30,
                                                                       2001              2001
                                                                  --------------    -------------
                                                                   (unaudited)        (audited)

CURRENT LIABILITIES

 Accounts payable                                                 $      245,611    $    322,228
 Accrued expenses                                                        278,165         264,191
 Notes payable - related party                                            58,800          53,700
 Notes payable                                                           386,990         388,971
 Accrued allowance for coupons/
    grocery store allowances                                              75,078          75,078
                                                                  --------------    ------------

Total Current Liabilities                                              1,044,644       1,104,168
                                                                  --------------    ------------

STOCKHOLDERS' EQUITY

   Common Stock, par value $.001
    authorized shares 100,000,000:
    10,911,700 shares issued and outstanding                              10,912          10,912
   Additional Paid-in Capital                                         10,895,317      10,895,317
   Less: Debenture Received for Stock                                 (1,250,000)     (1,250,000)
   Accumulated Deficit                                                (8,061,682)     (7,855,026)
                                                                  --------------    ------------

Total Stockholders' Equity (Deficit)                                   1,594,547       1,801,203
                                                                  --------------    ------------

Total Liabilities and Stockholders' Equity                        $    2,639,191    $  2,905,371
                                                                  ==============    ============

    The accompanying notes are an integral part of these financial statements

                      TS&B Holdings, Inc. and Subsidiaries
             Statements of Operations and Other Comprehensive Income

                                                                       For the Three Months
                                                                       Ended September 30,
                                                                  ------------------------------
                                                                      2001               2000
                                                                  ------------------------------

TOTAL REVENUES                                                    $       22,664    $    479,771

COST OF SALES                                                             31,639         297,458
                                                                  --------------    ------------

GROSS PROFIT                                                             (8,975)         182,313
                                                                  --------------    ------------

GENERAL & ADMINISTRATIVE EXPENSES                                         74,025         289,187
SELLING, MARKETING & ADVERTISING                                          29,667          85,453
DEPRECIATION                                                              29,500          33,468
AMORTIZATION                                                               9,752           9,752
                                                                  --------------    ------------

INCOME (LOSS) FROM OPERATIONS                                           (151,919)       (235,547)
                                                                  --------------    ------------

OTHER INCOME (EXPENSE)                                                    44,773           3,171
                                                                  --------------    ------------

GAIN (LOSS) FROM STOCK                                                   (99,510)
                                                                  --------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                                       (206,656)       (232,376)
                                                                  --------------    ------------

PROVISIONS FOR INCOME TAXES                                             -                  -
                                                                  --------------    ------------

NET INCOME                                                              (206,656)       (232,376)
                                                                  --------------    ------------

NET (LOSS) PER SHARE                                              $         (.02)   $      (.03)
                                                                  --------------    ------------

WEIGHTED AVERAGE OUTSTANDING SHARES                                   10,911,700       7,638,190
                                                                  ==============    ============

    The accompanying notes are an integral part of these financial statements

                      TS&B Holdings, Inc. and Subsidiaries
                             Statement of Cash Flows

                                                                     For the Three Months
                                                                      ended September 30,

                                                                      2001              2000
                                                                  --------------    ------------
                                                                   (Unaudited)      (Unaudited)
Cash Flows from Operating
  Activities:

     Net gain (loss)                                              $    (206,656)    $  (232,376)
     Non-cash items:
       Depreciation                                                       29,500          33,468
       Amortization                                                        9,752           9,752
       Comprehensive loss                                                99,508
     Changes in current assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                                            (4,389)           3,293
           Prepaid expenses/deposits/notes                                61,959           2,491
           Inventories                                                    47,778          25,926
       Increase (decrease) in:
           Accounts payable                                             (76,617)         170,695
           Accrued liabilities/allowances/overdraft                       13,974        (15,381)
                                                                  --------------    ------------

     Net Cash Provided (Used) by Operating Activities                   (25,191)         (2,132)
                                                                  --------------    ------------

Cash Flows from Investing Activities
      Sale of stock                                                       40,611

     Net Cash Provided (Used) by Investing Activities                     40,611

Cash Flows from Financing Activities:
      Increase notes payable                                               3,119          10,000

     Net Cash Provided by Financing Activities                             3,119          10,000

Net increase (decrease) in cash                                           18,539           7,868

Cash and Cash Equivalents at Beginning of Period                          4,070           18,042
                                                                  --------------    ------------

Cash and Cash Equivalents at End of Period                        $       22,609    $     25,910
                                                                  ==============    ============

Supplemental Cash Flow Information:

     Cash paid for interest                                       $       11,297    $      -
     Cash paid for income taxes                                   $       -         $      -

    The accompanying notes are an integral part of these financial statements

                      TS&B Holdings, Inc. and Subsidiaries
                               September 30, 2001

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

TS&B Holdings, Inc. and Subsidiaries (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the
Company in their Annual Report filed of Form 10-KSB for the Fiscal year ended
June 30, 2001.

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

Item 2.  Management's Discussion and Analysis or Plan of Operations

The first quarter of FY 2002 has been a period of restructuring and integration.

At the Annual Shareholder meeting in Lonoke, AR, on September 29, 2001, the shareholders voted for the adoption of several matters in the Proxy Statement, including changing the company name from Ammonia Hold, Inc. to TS&B Holdings,
Inc. In conjunction with the name change, the ticker symbol was changed to
"TSBB".

The shareholders also agreed to change the direction of the Company. The shareholders ratified the Acquisition Agreement with TransAtlantic Surety &Bond
Company, Ltd. The change in the corporate name and identity is a logical next step in repositioning the Company as a diversified holding company. The TS&B
Holdings name and symbol is designed to more effectively communicate the nature of our business to our customers, partners, employees and shareholders.

The existing operations of the Company will continue at Lonoke, AR, although it will be a separate entity from the corporate holding company. The Corporate
Headquarters will be moved to Orlando, Florida, with a satellite office maintained at the Lonoke, AR facility.

Shareholders also approved the nomination of Charles Giannetto, counsel for
TransAtlantic Surety &Bond Co. Ltd., to the Board, increasing its size to six members.

MANAGEMENT EXPANSION

Subsequent to quarter-end, the company announced expansion of the management team and the formation of a new division, TS&B Investment Banking ("TS&BIB").
TS&B Holdings, Inc. has expanded its management team to carry out the goals and objectives of the Company, naming, Mr. Roy Y. Salisbury, Chief Executive
Officer; Mr. Scott Neils, Chief Financial Officer; and Mr. Charles Giannetto,
General Counsel. These officers have taken their new positions with an annual salary of $1.00 with additional compensation tied to performance of the Company.
Michael D. Parnell will remain as Chairman of the Board and President of
Operations. The Directors have also approved an increase in the number of board seats to nine, from the current six, to allow board seats for representatives of acquired companies.

As part of the management expansion, and to take advantage of the talent and skills of management, the Company is forming an investment-banking arm that will take advantage of opportunities in connection with the Company's Acquisition
Model.

TS&B Holdings, through its Acquisition Model, has created an opportunity to seek acquisitions for other firms on a fee basis. In its search for target companies for its Acquisition Model, TS&B Holdings encounters many companies that do not fit TS&B Holdings' profile. These companies can be placed with other acquirers for a fee.

Affiliates of TransAtlantic Surety &Bond Company, Ltd., a large stockholder of
TS&B Holdings, Inc., have already signed contracts with the new Investment
Banking division for Merger and Acquisitions services.

TS&B Holding, Inc. - Acquisition Strategy

     The following outline briefly demonstrates the steps to growth through acquisition:

o    Project Managers locate, evaluate and propose the acquisition of a target company within a specified geographical area. Pre-selected and targeted acquisition candidates are approached and a level of interest is determined.

o    A comprehensive evaluation of the acquisition candidate is undertaken to determine valuation and sale price. A method of purchase is structured using Cash, Securities and assumed Debt.

o    TS&B Holding, Inc. has management teams that have the depth and knowledge to augment all aspects of a strategic alliance. Coupled with TS&B Holding,
     Inc.'s team are top legal and CPA firms.

o    As part of the acquisition process, each subsidiary manager, i.e. seller, submits a three-year operating plan for approval by TS&B Holding, Inc. Each seller, as subsidiary management, maintains complete operational and P&L control of his respective firm, provided that operating results are consistent with the approved plan. At a negotiated future date, each seller will have the right to either buy back their firm, or request it be spun out as a public company.

o    Although each seller gives up stock ownership control, he receives an interest in the parent company. Due to the conglomerate nature, this equates to interest in multiple companies. This diversification strengthens the stock value of each individual participant and all shareholders.

o    Each of the core acquisition companies will be a primary focus for development and growth. The mechanism to establish growth is through the formation of subsidiaries with a minimum of two medium size divisions. All entities in the conglomerate use the combined strength of the participants to raise capital.

o    Cost savings are generated through combining cost centers, such as human resources, purchasing and accounting.

Growth Opportunities

The Company can capitalize on changing markets within the scope of the acquired subsidiary's business through:

o    Organic growth
o    Additional related acquisition(s)
o    Leveraging its business system in additional markets.

By its very nature, the business of acquisition consumes more capital than it generates causing the leverage of future earnings. Accordingly, accomplishing the Company's growth program is dependent upon the availability of fresh equity, credit lines and subordinated debt.

LUCAS TRUCK ACQUISITION

Also subsequent to quarter-end, the Company signed a Definitive Agreement to purchase Lucas Truck and Equipment Sales, Inc. ("Lucas Truck"). Lucas Truck,
located in Medford, Oregon, is a privately held retail truck, equipment and parts business with existing Volvo, Mack Truck, Western Star, Transcraft and
HINO (Toyota) franchises. Lucas Truck had revenues of $9.3 Million for the year ended June 2001.

The acquisition price was $1,500,000.00 US and was made with 600,000 shares of
Company stock priced at $2.50 per share. The closing of the acquisition is subject only to the audit of Lucas Truck.

The Lucas Truck purchase completes the first phase of the TS&B Holdings'
transportation business line. The Company is currently in discussions with several other trucking related businesses, including strategically located distributors, as well as freight companies.

The Lucas acquisition is the first purchase under the Company's Acquisition
Program utilizing its Acquisition Model of acquiring operating companies. The
Company currently has ten prospective acquisitions with signed Letters of
Intent. These companies represent primarily marine, construction, and manufacturing industries. Several of these companies are in the final stages of the due diligence process. These prospective acquisitions, if all completed, would be significantly in excess of the `$60 Million in revenue over 36 months'
goal the Board had originally forecast in its redirection plan with
TransAtlantic Surety and Bond Company, Ltd.

Results of Operations

Toward the end of FY 2001, the Company recognized the need to reduce expenses, given the decline in revenues. The Company discontinued the operations in
Mississippi and reduced staffing in the Arkansas operation. Presently, the former Ammonia Hold operating entity has four full-time equivalent employees consisting of two management persons, one production person and two administrative persons and one sales representative. TS&B Holdings headquarters and satellite offices are utilizing the additional personnel resources.

The Company recorded a net loss for the quarter of ($206,656) or $0.02 per share. Of the loss, the Company recorded ($99,510) related to a decline in the value of securities held for investment in compliance with FASB 133. It is uncertain if the value of these securities will increase.

The Company's current operating entity, Ammonia Hold, has refocused its efforts on the more profitable business segments related to poultry and litter. It is anticipated that this effort will return the operations to a break-even position in the short run and profitability in the longer run.

Non-operating overhead related to Company administration has been reduced to a minimum and has been focused on the new redirection and M&A activities.

Liquidity and Capital Resources

The Company, through reduction of expenses, has reduced the operating cash shortfall to approximately $25,000 for the quarter. The Company has been able to address this shortfall through sales of investment securities and a minimal increase in notes payable.

The Company anticipates meeting its working capital needs during the next twelve months with revenues from operations resulting from increased marketing activities related to the Company's products and through bond and equity placements related to its Acquisition program. If the Company's operations are not adequate to fund its operations and it is unable to secure financing from private sources or from the sale of its securities, the Company could experience a cash flow shortage, which could curtail the Company's operations.

As of September 30, 2001, the Company had total assets of $2,639,191 and total stockholders' equity of $1,594,547.

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

                                     PART II

Item 1.  Legal Proceedings

There are no materials pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         (b)      Reports on Form 8-K

                  The Company filed an 8-K on July 6, 2001, reflecting the
                  Acquisition Agreement signed with TransAtlantic Surety and
                  Bond Company, Ltd. on June 15, 2001.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the
Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TS&B Holdings, Inc.

Date:  November 14, 2001      By:  /s/ Roy Y. Salisbury

                                   ROY Y. SALISBURY,
                                   Chief Executive Officer

Date:  November 14, 2001       By:  /s/ Scott R. Neils

                                    SCOTT R. NEILS,
                                    Chief Financial Officer
                                    (Principal Accounting Officer)

