Form 10QSB
period 2001-12-31
TS&B HOLDINGS INC
filed 2002-02-15
CIK 1019852

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 2001

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the transition period from ________ to ________

                        Commission File Number 333-29903

                               TS&B Holdings, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Utah                                        75-2337459
-------------------------------                    ------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

           5703 Red Bug Lake Road, Suite 226, Winter Springs, FL 32708
                    ----------------------------------------
                    (Address of principal executive offices)

Registrant's telephone no., including area code:  (407) 649-8325

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                            Outstanding as of December 31, 2001
-----------------------------                -----------------------------------
Common Stock, $.001 par value                            11,602,700

                                TABLE OF CONTENTS
                                -----------------

Heading                                                                     Page
PART I.  FINANCIAL INFORMATION                                              ----

Item 1.    Financial Statements.............................................. 3

               Balance Sheets - December 31, 2001 .....................F-1 - F-2

               Statements of Operations -- six and three months ended
                    December 31, 2001 and 2000.........................F-3 - F-4

               Statements of Cash Flows -- six and three months ended
                    December 31, 2001 and 2000.........................F-5 - F-6

               Notes to Financial Statements ................................F-7

Item 2.    Management's Discussion and Analysis and Results of Operations.... 4

               PART II. OTHER INFORMATION

                                     PART I

Item 1.  Financial Statements

On January 14, 2002, the Company filed an 8-K noting that the Company dismissed its principal independent accounting firm, Crouch, Bierwolf & Associates and hired B2d Semago, CPA's and Business Advisors. The reports of Crouch, Bierwolf &
Associates, for the 2001 fiscal year contained a "going concern" opinion. This opinion had no bearing on the change of auditor. The Company had moved its headquarters to Florida and felt it best to engage a Florida based Certified
Public Accounting firm.

In connection with the audit of the Company's financial statements for the fiscal year ended June 30, 2001 and in the subsequent interim period ending
September 30, 2001, there were no disagreements with Crouch, Bierwolf &
Associates on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which if not resolved to the satisfaction of Crouch, Bierwolf & Associates would have cause Crouch,
Bierwolf & Associates to make reference to the matter in their report. Crouch,
Bierwolf & Associates furnished a letter addressed to the Commission stating that it agreed with the above statements. A copy of that letter is attached to the Form 8-K.

On December 20, 2001, the Board of Directors approved the dismissal of Crouch,
Bierwolf & Associates, P.A., as the principal independent accountants and the hiring of B2d Semago in that capacity. The Board of Directors determined that
B2d Semago would be better able to serve the needs of the Company in the future.
During the Company's fiscal year ended June 30, 2001, and the subsequent interim period prior to engaging B2d Semago, the Company has not consulted B2d Semago regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; and no written report was provided to the Company and no oral advice was provided that B2d Semago concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii)
any matter that was either the subject of a disagreement (as defined in paragraph 304(a) (1) (iv) of Regulation S-K) or a reportable event (as described in paragraph 304 (a)(1)(v) of Regulation S-K). B2d Semago has reviewed the disclosure contained herein and agrees with the same.

The following unaudited Financial Statements for the period ended December 31,
2001, have been prepared by the Company.

                               TS&B HOLDINGS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                               TS&B HOLDINGS, INC.
                               -------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                DECEMBER 31, 2001
                                -----------------

                                     ASSETS
                                     ------

CURRENT ASSETS
    Cash                                       $     19,486
    Accounts receivable, net                        103,335
    Inventory                                       315,193
    Prepaid and other current assets                584,935
                                               ------------
        TOTAL CURRENT ASSETS                      1,022,949
                                               ------------

PROPERTY, PLANT AND EQUIPMENT
    Land                                            296,212
    Depreciable property and equipment            2,384,479
                                               ------------
                                                  2,680,691
    Less accumulated depreciation                (1,004,492)
                                               ------------
                                                  1,676,199
                                               ------------
OTHER ASSETS
    Patents, net                                    304,533
    Other                                             2,489
                                               ------------
                                                    307,022
                                               ------------
                                               $  3,006,170
                                               ============

                The accompanying notes to consolidated financial
          statements are an integral part of this financial statement.

                               TS&B HOLDINGS, INC.
                               -------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                DECEMBER 31, 2001
                                -----------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
    Notes payable                              $    547,494
    Accounts payable and accrued expenses           318,929
    Delinquent payroll taxes payable                293,013
                                               ------------
        TOTAL CURRENT LIABILITIES                 1,159,436
                                               ------------
COMMITMENTS AND CONTINGENCIES                          -
                                               ------------

STOCKHOLDERS' EQUITY
    Common stock $.001 par value,
        100,000,000 shares authorized,
        11,602,700 shares issued and
        outstanding                                  11,603
    Additional paid-in capital                   11,402,476
    Stock subscription receivable               (1,250,000)
    Accumulated deficit                         (8,317,345)
                                               ------------
                                                  1,846,734
                                               ------------
                                               $  3,006,170
                                               ============

                The accompanying notes to consolidated financial
          statements are an integral part of this financial statement.

                               TS&B HOLDINGS, INC.
                               -------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                    FOR THE SIX MONTHS AND THREE MONTHS ENDED
                           DECEMBER 31, 2001 AND 2000
                       ----------------------------------

                                                     Six-months ended
                                               ----------------------------
                                                   2001            2000
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)

REVENUES                                       $    195,443    $    901,463
COST OF REVENUES                                     63,808         557,146
                                               ------------    ------------
GROSS PROFIT                                        131,635         344,317
                                               ------------    ------------
OTHER EXPENSES
    General and administrative                      257,585         640,577
    Marketing                                        23,530         144,244
    Depreciation and amortization                    78,506          86,440
                                               ------------    ------------
                                                    359,621         871,261
                                               ------------    ------------
NET LOSS FROM OPERATIONS                        (227,986)     (526,944)
                                               ------------    ------------
OTHER INCOME (EXPENSE)
    Unrealized loss on trading
        securities                                     -         (831,500)
    Loss on investment in equity
        securities                              (288,390)           -
    Interest, net                                    13,043            -
    Other                                            41,014      (7,881)
                                               ------------    ------------
                                                (234,333)     (839,381)
                                               ------------    ------------
NET LOSS                                       $(462,319)   $ (1,366,325)
                                               ============    ============
LOSS PER COMMON SHARE                          $(      .042)   $ (     .179)
                                               ============    ============
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                  11,007,470       7,638,190
                                               ============    ============

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                               TS&B HOLDINGS, INC.
                               -------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                    FOR THE SIX MONTHS AND THREE MONTHS ENDED
                           DECEMBER 31, 2001 AND 2000
                       ----------------------------------

                                                   Three-months ended
                                               ----------------------------
                                                   2001            2000
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)

REVENUES                                       $    178,031    $    421,692
COST OF REVENUES                                     32,254         259,688
                                               ------------    ------------
GROSS PROFIT                                        145,777         162,004
                                               ------------    ------------
OTHER EXPENSES
    General and administrative                      168,560         351,390
    Marketing                                        14,118          58,791
    Depreciation and amortization                    39,253          43,220
                                               ------------    ------------
                                                    221,931         453,401
                                               ------------    ------------
NET LOSS FROM OPERATIONS                        (76,154)     (291,397)
                                               ------------    ------------
OTHER INCOME (EXPENSE)
    Unrealized loss on trading
        securities                                     -         (831,500)
    Loss on investment in equity
        securities                              (188,880)           -
    Interest, net                                     4,665            -
    Other                                             4,706      (11,052)
                                               ------------    ------------
                                                (179,509)     (842,552)
                                               ------------    ------------
NET LOSS                                       $(255,663)   $ (1,133,949)
                                               ============    ============
LOSS PER COMMON SHARE                          $(      .023)   $ (     .148)
                                               ============    ============
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                  11,104,293       7,638,190
                                               ============    ============

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                               TS&B HOLDINGS, INC.
                               -------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            FOR THE SIX MONTHS ENDED
                           DECEMBER 31, 2001 AND 2000
                          ----------------------------

                                                   2001            2000
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from operating revenues       $    103,098    $    902,139
   Cash paid for expenses                          (282,554)       (968,889)
   Interest                                           9,860        (19,427)
                                               ------------    ------------
      Net cash used by operating
         activities                                (169,596)       (86,177)
                                               ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease in note receivable                       58,978          45,098
   Proceeds from sale of investments                 40,610            -
   Purchase of fixed and other assets              (2,489)       (2,135)
                                               ------------    ------------
      Net cash used by investing
         activities                                  97,099          42,963
                                               ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of stock                           50            -
   Proceeds from note payable                        87,863          30,000
                                               ------------    ------------
      Net cash provided by financing
         activities                                  87,913          30,000
                                               ------------    ------------
NET INCREASE (DECREASE) IN CASH                      15,416        (13,214)

CASH, BEGINNING OF PERIOD                             4,070          18,042
                                               ------------    ------------
CASH, END OF PERIOD                            $     19,486    $      4,828
                                               ============    ============

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                               TS&B HOLDINGS, INC.
                               -------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            FOR THE SIX MONTHS ENDED
                           DECEMBER 31, 2001 AND 2000
                          ----------------------------

                                                   2001            2000
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)

                          RECONCILIATION OF NET LOSS TO
                      CASH FLOWS FROM OPERATING ACTIVITIES
                      ------------------------------------

NET LOSS                                       $   (462,319)   $ (1,366,325)

RECONCILING ADJUSTMENTS

   Depreciation and amortization                     78,506          86,440
   Unrealized loss on trading securities               -            831,500
   Loss on investment in equity securities           288,390           -
   (Increase) decrease in accounts
      receivable                                   (92,345)            676
   Decrease in inventory                             48,602         105,000
   Increase in prepaid expenses                    (13,129)     (114)
   (Decrease) increase in accounts payable
      and accrued expenses                         (49,555)        256,646
   Stock issued for services                         32,254            -
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES           $   (169,596)   $ (86,177)
                                               ============    ============

                   NONCASH INVESTING AND FINANCING ACTIVITIES
                   ------------------------------------------

ISSUE OF STOCK FOR SERVICES                    $    507,800    $       -
                                               ============    ============

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                               TS&B HOLDINGS, INC.
                               -------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                DECEMBER 31, 2001
                                -----------------

The information presented herein as of December 31, 2001, and for the six months and three months ended December 31, 2001 and 2000, is unaudited.

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of TS&B Holdings,
Inc.(formerly known as Ammonia Hold, Inc.) (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Securities and Exchange
Commission's Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal required adjustments)
considered necessary for a fair presentation have been included.

Operating results for the six month period ended December 31, 2001, are not necessarily indicative of the results that may be expected for the year ending
June 30, 2002. For further information, refer to the June 30, 2001, financial statements and footnotes included in the Company's annual filing with the
Securities and Exchange Commission.

NOTE B -NET LOSS PER COMMON SHARE

Net loss per common share is computed in accordance with the requirements of
Statement of Financial Accounting Standards No. 128.

NOTE C - CONSULTING AGREEMENTS

In November and December 2001, the Company issued 666,000 shares of common stock for technology and management consulting services. The stock issued for these services was valued at $507,800. The issuance of this stock has been recorded as prepaid consulting fees and is being amortized over twelve months. For the six months ending December 31, 2001, amortization of these consulting fees amounted to $32,254.

NOTE D - BUSINESS ACQUISITIONS

The Company is in process of negotiating purchases of operating companies. In a number of cases, letters of intent to purchase have been executed between the
Company and seller. Generally, each of these letters of intent contain provisions which detail closing requirements. Further, each acquisition is subject to regulations of the Securities and Exchange Commission.

Through February 13, 2002, the Company has not closed nor met the requirements to close, on the purchase of any operating companies.

NOTE E - OPERATING RESULTS

As noted in the accompanying financial statements, the Company has sustained substantial net operating losses. Its ability to continue as a going concern and realize its assets is dependent upon generating sufficient profitable revenues and obtaining funding to support operations and fund acquisitions.

Management is in process of seeking funds to support continuing operations and fund acquisitions. Management is confident they will be successful in their negotiations and will obtain the necessary funding.

Through February 13, 2002, the Company has not obtained the funding necessary to support acquisitions.

The accompanying financial statements have been prepared on the basis the
Company will continue as a going concern and will realize its assets.

Item 2.  Management's Discussion and Analysis or Plan of Operations

The first half of FY 2002 has been a period of restructuring and integration, but progress, nevertheless. The Company has focused its efforts on fund raising and implementation of its Acquisition Model. The Company has entered into negotiations with a number of companies in various industries to be acquisition candidates under the Model. These companies provide a valuable candidate pool not only for consideration by the Company, but also for client companies.

In a number of cases, letters of intent to purchase have been executed between the Company and seller. Generally, each of these letters of intent contains provisions, which detail closing requirements. Further, each acquisition is subject to regulations of the Securities and Exchange Commission.

NAME AND STOCK SYMBOL CHANGE

At the Annual Shareholder meeting in Lonoke, AR, on September 29, 2001, the shareholders voted for the adoption of several matters in the Proxy Statement, including changing the company name from Ammonia Hold, Inc. to TS&B Holdings,
Inc. In conjunction with the name change, the ticker symbol was changed to
"TSBB".

The shareholders also agreed to change the direction of the Company. The shareholders ratified the Acquisition Agreement with TransAtlantic Surety & Bond
Company, Ltd. The change in the corporate name and identity is a logical next step in repositioning the Company as a diversified holding company. The TS&B
Holdings name and symbol is designed to more effectively communicate the nature of our business to our customers, partners, employees and shareholders.

The existing operations of the Company will continue at Lonoke, AR, although it will eventually be a separate entity from the corporate holding company. In
October, the Corporate Headquarters was moved to Orlando, Florida, with a satellite office maintained at the Lonoke, AR facility.

Shareholders also approved the nomination of Charles Giannetto, counsel for
TransAtlantic Surety & Bond Co. Ltd., to the Board, increasing its size to six members.

In conjunction with the name change, the company has developed a new web site,
WWW.TSBHOLDINGS.COM, which will provide interested parties with information such as:
o        Acquisition Model
o        Financials
o        Press Releases
o        Investor Relations

AMMONIA HOLD OPERATIONS

During the quarter, the Company sold $118,000 of its products, the bulk of which was to K-Mart, Inc. This represented a significant increase in the operations over the last two quarters. The Company collected all of the receivables when due, and K-Mart has indicated a desire to continue purchasing this product in spite of their current Bankruptcy filing. The Company will closely monitor this customer to minimize any significant risk in collection of Accounts Receivable.

The Company has also hired Mr. Raymond Cullen as Vice President of Sales. Mr.
Cullen, who will be in the Orlando sales office, has significant direct sales and sales management experience. Mr. Cullen's first priority is to focus on increasing the market demand and sales for Ammonia Hold's products. The existing plant facility is capable of handling a sizable increase in production before additional equipment or space would be required. The Company is also test marketing a new scent control product, which is expected to have excellent demand and profitability. Sales for this product are projected to begin in the
4th quarter.

FINANCIAL SERVICES

TS&B, through its Financial Services Division, has developed an acquisition model that allows acquired companies to join a corporate group dedicated to growth and profitability, while remaining in control of their respective operations. TS&B also offers this model to client companies on a contract basis through the Financial Services Division.

During the quarter, the Company billed $60,000 for services provided by the financial services division. This division is expected to expand its operation over the coming months. Recent events, while unnerving to the financial markets, have created an environment for the division's services. These services include capital formation and restructure, turn-around and bankruptcy consulting, strategic planning, as well as traditional merger and acquisition services.

Recognizing this demand, the Company has expanded its sales force and administrative staff for financial services activities in the Orlando office.
During the last quarter, the Company, through its research staff, has increased its database of prospective acquisition candidates as well as its database of prospective public clients. The Company works with its clients on a monthly fee basis, with a success fee for closings on acquisitions or funding. The monthly fee can be a combination of cash and free-trading stock, depending on the client and the engagement.

TS&B HOLDINGS, INC. - ACQUISITION STRATEGY

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

o    TS&B Holdings, Inc. has management teams that have the depth and knowledge to augment all aspects of a strategic alliance. Coupled with TS&B Holdings,
     Inc.'s team are top legal and CPA firms.

o    As part of the acquisition process, each subsidiary manager, i.e. seller, submits a three-year operating plan for approval by TS&B Holdings, Inc.
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

S&J MANUFACTURING DEFINITIVE AGREEMENT

Subsequent to quarter end, on January 11, 2002, the Company signed a Definitive
Agreement to acquire S&J Manufacturing, Inc. ("S&J"). S&J is pleasure boat manufacturer in Willacoochee, Georgia, producing the Acquatron, Basstream and
Clearwater brands.

TS&B will acquire 100% of the common stock of S&J in an acquisition valued at
$3,300,000 in an all-stock transaction, with 482,000 shares of TSBB stock at
$2.50 per share. As part of the acquisition, TS&B will assume all of the debt of
S&J Manufacturing. The acquisition is subject to completion of an audit, which is in progress. In addition, this acquisition is subject to regulations of the
Securities and Exchange Commission.

This acquisition is the first step in development of our marine group. We are in discussions with other manufacturing operations, which could be consolidated with S&J. We anticipate this consolidation will maximize marketing efforts and operating efficiencies, thereby increasing both sales and profits. The marine group will include manufacturing through distribution segments of the industry.
TS&B is currently in discussions with several firms in the marina and retail segments to expand this group.

STOCK FOR SERVICES

During the quarter, the company issued S-8 Free Trading shares for consulting services as follows:
o    Tim Ellis - 166,000 shares at $0.80 per share or $132,800
o    Mark Width - 500,000 shares at $0.75 or $375,000

Results of Operations

The Company recorded a net loss for the quarter of ($255,663) or $0.023 per share. Of the loss, the Company recorded ($188,880) related to the write off securities held for investment. The Company continues to hold the securities.
When the securities are sold, the company will record the appropriate gain, if any. It is uncertain if the value of these securities will increase.

Net loss from operations was ($76,154) on sales of $178,031.

The Company's current operating entity, Ammonia Hold, has refocused its efforts on the more profitable business segments related to poultry and litter. During the quarter, it generated sales of $118,000 compared to only $17,000 the prior quarter.

The Company's Financial Services division generated $60,000 in revenue for the quarter.

Liquidity and Capital Resources

The Company, through sales of securities and borrowings was able to meet cash requirements for the quarter, with cash increasing $15,416 from the previous period.

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

As of December 31, 2001, the Company had total assets of $3,006,170 and total stockholders' equity of $1,846,734.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         (b)  Reports on Form 8-K

              The Company filed an 8-K on October 26, 2001, reflecting the
                Acquisition Agreement signed with Lucas Truck and Equipment
                Sales, Inc. on October 26, 2001.

              The Company filed an 8-K on January 14, 2002, reflecting the
                Change of Auditor to B2d Semago, CPA's and Business Advisors.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the
Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TS&B Holdings, Inc.

Date:  February 14, 2002      By:  /s/ Roy Y. Salisbury
                                    ROY Y. SALISBURY,
                                    Chief Executive Officer

Date:  February 14, 2002      By:  /s/ Scott R. Neils
                                    SCOTT R. NEILS,
                                    Chief Financial Officer
                                    (Principal Accounting Officer)

                                       10