Form 10QSB/A
period 2001-12-31
TS&B HOLDINGS INC
filed 2002-04-16
CIK 1019852

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
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

                               TS&B HOLDINGS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                    (Revised)

                               TS&B HOLDINGS, INC.
                               -------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                DECEMBER 31, 2001
                                -----------------
                                    (Revised)

                                     ASSETS
                                     ------

CURRENT ASSETS

    Cash                                                    $    19,486
    Accounts receivable, net                                    103,335
    Inventory                                                   315,193
    Prepaid and other current assets                            109,389
                                                            -----------
        TOTAL CURRENT ASSETS                                    547,403
                                                            -----------
PROPERTY, PLANT AND EQUIPMENT

    Land                                                        296,212
    Depreciable property and equipment                        2,384,479
                                                            -----------
                                                              2,680,691
    Less accumulated depreciation                            (1,004,492)
                                                            -----------
                                                              1,676,199
                                                            -----------
OTHER ASSETS

    Patents, net                                                304,533
    Other                                                         2,489
                                                            -----------
                                                                307,022
                                                            -----------
                                                            $ 2,530,624
                                                            ===========

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
                                    (Revised)

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
                                                           ------------
STOCKHOLDERS' EQUITY

    Common stock $.001 par value,
        100,000,000 shares authorized,
        11,602,700 shares issued and
        outstanding                                              11,603
    Additional paid-in capital                               11,402,476
    Stock subscription receivable                           (1,725,546)
    Accumulated deficit                                     (8,317,345)
                                                           ------------
                                                              1,371,188
                                                           ------------
                                                           $  2,530,624
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
                               -------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                    FOR THE SIX MONTHS AND THREE MONTHS ENDED
                           DECEMBER 31, 2001 AND 2000
                        ---------------------------------
                                    (Revised)

                                                      Six-months ended
                                                ----------------------------
                                                 2001                   2000
                                            ------------            ------------

REVENUES                                    $    195,443            $   901,463

COST OF REVENUES                                  63,808                557,146
                                            ------------            ------------
GROSS PROFIT                                     131,635                344,317
                                            ------------            ------------
OTHER EXPENSES
    General and administrative                   257,585                640,577
    Marketing                                     23,530                144,244
    Depreciation and amortization                 78,506                 86,440
                                            ------------            ------------

                                                 359,621                871,261
                                            ------------            ------------

NET LOSS FROM OPERATIONS                     (227,986)            (526,944)
                                            ------------            ------------
OTHER INCOME (EXPENSE)
    Unrealized loss on trading
        securities                                  -                 (831,500)
    Loss on investment in equity
        securities                           (288,390)                   -
    Interest, net                                 13,043                    -
    Other                                         41,014             (7,881)
                                            ------------            ------------

                                             (234,333)            (839,381)
                                            ------------            ------------

NET LOSS                                    $(462,319)           $(1,366,325)
                                            ============            ============

LOSS PER COMMON SHARE                       $(      .042)           $(      .179)
                                            ============            ============
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                              11,007,470               7,638,190
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
                               -------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                    FOR THE SIX MONTHS AND THREE MONTHS ENDED
                           DECEMBER 31, 2001 AND 2000
                       ----------------------------------
                                    (Revised)

                                                     Three-months ended
                                                -----------------------------
                                                2001                    2000
                                            ------------            ------------

REVENUES                                    $    178,031            $   421,692
COST OF REVENUES                                  32,254                259,688
                                            ------------            ------------
GROSS PROFIT                                     145,777                162,004
                                            ------------            ------------
OTHER EXPENSES

    General and administrative                   168,560                351,390
    Marketing                                     14,118                 58,791
    Depreciation and amortization                 39,253                 43,220
                                            ------------            ------------
                                                 221,931                453,401
                                            ------------            ------------
NET LOSS FROM OPERATIONS                     (76,154)            (291,397)
                                            ------------            ------------
OTHER INCOME (EXPENSE)

    Unrealized loss on trading
        securities                                  -                (831,500)
    Loss on investment in equity
        securities                           (188,880)                   -
    Interest, net                                  4,665                    -
    Other                                          4,706             (11,052)
                                            ------------            ------------

                                             (179,509)            (842,552)
                                            ------------            ------------

NET LOSS                                    $(255,663)           $(1,133,949)
                                            ============            ============

LOSS PER COMMON SHARE                       $(      .023)           $ (     .148)
                                            ============            ============
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                               11,104,293              7,638,190
                                            ============            ============

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                               TS&B HOLDINGS, INC.
                               -------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            FOR THE SIX MONTHS ENDED
                           DECEMBER 31, 2001 AND 2000
                          ----------------------------
                                    (Revised)

                                                    2001                2000
                                                 ---------           ---------

CASH FLOWS FROM OPERATING ACTIVITIES

   Cash received from operating revenues         $ 103,098           $ 902,139
   Cash paid for expenses                         (282,554)           (968,889)
   Interest                                          9,860            (19,427)
                                                 ---------           ---------
      Net cash used by operating
         activities                               (169,596)           (86,177)
                                                 ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES

   Decrease in note receivable                      58,978              45,098
   Proceeds from sale of investments                40,610                 -
   Purchase of fixed and other assets             (2,489)           (2,135)
                                                 ---------           ---------
      Net cash used by investing
         activities                                 97,099              42,963
                                                 ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from sale of stock                          50                 -
   Proceeds from note payable                       87,863              30,000
                                                 ---------           ---------
      Net cash provided by financing
         activities                                 87,913              30,000
                                                 ---------           ---------
NET INCREASE (DECREASE) IN CASH                     15,416            (13,214)

CASH, BEGINNING OF PERIOD                            4,070              18,042
                                                 ---------           ---------
CASH, END OF PERIOD                              $  19,486           $   4,828
                                                 =========           =========

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                               TS&B HOLDINGS, INC.
                               -------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            FOR THE SIX MONTHS ENDED
                           DECEMBER 31, 2001 AND 2000
                         - ---------------------------
                                    (Revised)

                                                   2001               2000
                                                -----------       -----------

                          RECONCILIATION OF NET LOSS TO
                      CASH FLOWS FROM OPERATING ACTIVITIES
                      ------------------------------------

NET LOSS                                         $(462,319)       $(1,366,325)

RECONCILING ADJUSTMENTS
   Depreciation and amortization                    78,506             86,440
   Unrealized loss on trading securities              -               831,500
   Loss on investment in equity securities         288,390              -
   (Increase) decrease in accounts
      receivable                                  (92,345)               676
   Decrease in inventory                            48,602            105,000
   Increase in prepaid expenses                   (13,129)        (114)
   (Decrease) increase in accounts payable
      and accrued expenses                        (49,555)           256,646
   Stock issued for services                        32,254               -
                                                 ---------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES             $(169,596)       $(86,177)
                                                 =========        ===========

                   NONCASH INVESTING AND FINANCING ACTIVITIES
                   ------------------------------------------

ISSUE OF STOCK FOR SERVICES                      $ 507,800        $      -
                                                 =========        ===========

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
                                    (Revised)

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

NOTE C - CONSULTING AGREEMENTS

In November and December 2001, the Company issued 666,000 shares of common stock for technology and management consulting services. The stock issued for these services was valued at $507,800. The issuance of this stock has been recorded as stock subscription receivable and is being amortized over twelve months. For the six months ending December 31, 2001, amortization of these consulting fees amounted to $32,254.

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

                               TS&B HOLDINGS, INC.
                               -------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                DECEMBER 31, 2001
                                -----------------
                                    (Revised)

NOTE F - RESTATEMENT

Subsequent to December 31, 2001, the Company revised its method of recording prepaid consulting fees (see Note C) to more correctly reflect stockholders'
equity. Previously, prepaid consulting fees were recorded as a current asset. In the revised financial statements prepaid consulting fees have been recorded as a stock subscription receivable.

Summarized financial information illustrating the restatement on the Company's financial statements is as follows:

                                               Statement of financial
                                            position at December 31, 2001
                                            -----------------------------
                                           As originally
                                             reported          As restated
                                           -------------       -----------

   Current assets                           $ 1,022,949        $   547,403

   Other assets                               1,983,221          1,983,221
                                            -----------        -----------

                                            $ 3,006,170        $ 2,530,624
                                            ===========        ===========

   Liabilities                              $ 1,159,436        $ 1,159,436

   Stockholders' equity                       1,846,734          1,371,188
                                            -----------        -----------

                                            $ 3,006,170        $ 2,530,624
                                            ===========        ===========

The correction noted above has no effect on results of operations and loss per common share for the three months and six months ended December 31, 2001.

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

                               TS&B Holdings, Inc.

Date:  April 15, 2002         By:  /s/ Roy Y. Salisbury
                                    ROY Y. SALISBURY,
                                    Chief Executive Officer

Date:  April 15, 2002         By:  /s/ Scott R. Neils
                                    SCOTT R. NEILS,
                                    Chief Financial Officer
                                    (Principal Accounting Officer)

                                       10