Form 10QSB
period 2002-03-31
TS&B HOLDINGS INC
filed 2002-05-22
CIK 1019852

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2002

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
for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes   X           No
                                                         --------        --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                          Outstanding as of March 31, 2002
      -----------------------------            --------------------------------
      Common Stock, $.001 par value                      17,577,700

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
PART I.  FINANCIAL INFORMATION                                             ----

Item 1.    Financial Statements................................................2

               Balance Sheets - March 31, 2002...............................F-1

               Statements of Operations - nine months ended
                    March 31, 2002 and 2001..................................F-2

              Statements of Operations - three months ended
                    March 31, 2002 and 2001..................................F-3

              Statements of Cash Flows - nine months ended
                    March 31, 2002 and 2000..................................F-4

               Notes to Financial Statements ..........................F-5 - F-9

Item 2.    Management's Discussion and Analysis and Results of Operations......3

               PART II. OTHER INFORMATION

                                     PART I

Item 1.           Financial Statements

The Company for the period ended March 31, 2002, has prepared the following unaudited Financial Statements.

                               TS&B HOLDINGS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                               TS&B HOLDINGS, INC.
                               -------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                 MARCH 31, 2002
                                 --------------

                                     ASSETS
                                     ------

CURRENT ASSETS

    Cash                                                            $     1,800
    Accounts receivable, net                                            176,318
    Inventory                                                           331,290
    Prepaid expenses and other current assets                           102,069
                                                                     -----------

        TOTAL CURRENT ASSETS                                            611,477
                                                                     -----------

PROPERTY, PLANT AND EQUIPMENT

    Land                                                                296,212
    Depreciable property and equipment                                1,241,906
                                                                     -----------

                                                                      1,538,118

    Less accumulated depreciation                                      (392,898)
                                                                     -----------

                                                                      1,145,220
                                                                     -----------

OTHER ASSETS

    Note receivable                                                     220,000
    Other                                                                 2,489
                                                                     -----------

                                                                        222,489
                                                                     -----------

                                                                      1,979,186
                                                                     ===========

                The accompanying notes to consolidated financial
          statements are an integral part of this financial statement.

                               TS&B HOLDINGS, INC.
                               -------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                 MARCH 31, 2002
                                 --------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

    Notes payable                                                 $    539,300
    Accounts payable and accrued expenses                              433,040
    Delinquent payroll taxes payable                                   291,751
                                                                   ------------

        TOTAL CURRENT LIABILITIES                                    1,264,091
                                                                   ------------

LONG-TERM NOTE PAYABLE                                                 220,000
                                                                   ------------

CONTINGENCIES                                                               -
                                                                   ------------

STOCKHOLDERS' EQUITY

    Common stock $.001 par value,
        100,000,000 shares authorized,
        17,577,700 shares issued and
        outstanding                                                     17,578
    Additional paid-in capital                                      12,718,751
    Stock subscription receivable                                   (1,250,000)
    Accumulated deficit                                            (10,991,234)
                                                                   ------------

                                                                       495,095
                                                                   ------------

                                                                  $  1,979,186
                                                                   ============

                The accompanying notes to consolidated financial
          statements are an integral part of this financial statement.

                               TS&B HOLDINGS, INC.
                               -------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                   FOR THE NINE MONTHS AND THREE MONTHS ENDED
                             MARCH 31, 2002 AND 2001
                       ----------------------------------

                                                                           Nine-months ended
                                                                         --------------------
                                                      2002                     2001
                                                    ----------             -----------

REVENUES                                           $  409,249              $ 1,160,613

COST OF REVENUES                                      107,809                  695,814
                                                   ------------            -----------

GROSS PROFIT                                          301,440                 464,799
                                                   ------------            -----------

OTHER EXPENSES

    General and administrative                      2,275,049                 821,263
    Marketing                                          41,790                 167,445
    Depreciation and amortization                      79,531                 129,660
    Loss on impairment of long-lived
        assets                                        855,006                      -
                                                   ------------             -----------

                                                    3,251,376               1,118,368
                                                   ------------             -----------

NET LOSS FROM OPERATIONS                           (2,949,936)               (653,569)
                                                   ------------             -----------

OTHER INCOME (EXPENSE)

    Loss on investment in equity
        securities                                   (288,390)               (831,500)
    Interest, net                                      17,632                      -
    Other income (expense)                             84,486                 (12,179)
                                                   ------------             -----------

                                                     (186,272)               (843,679)
                                                   ------------             -----------

NET LOSS                                          $(3,136,208)            $(1,497,248)
                                                   ============            ===========

LOSS PER COMMON SHARE                             $     (.270)            $    (0.196)
                                                  ============             ===========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                    11,598,389               7,638,190
                                                  ============             ===========

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                               TS&B HOLDINGS, INC.
                               -------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                   FOR THE NINE MONTHS AND THREE MONTHS ENDED
                             MARCH 31, 2002 AND 2001
                       ----------------------------------

                                                                         Three-months ended
                                                                        --------------------
                                                   2002                     2001
                                                ------------             -----------

REVENUES                                       $  213,806                $  259,150

 COST OF REVENUES                                  44,001                   138,668
                                                ------------             -----------

GROSS PROFIT                                      169,805                   120,482
                                                ------------             -----------

OTHER EXPENSES

    General and administrative                  2,017,464                   180,686
    Marketing                                      18,260                    23,201
    Depreciation and amortization                   1,025                    43,220
    Loss on impairment of long-lived
        assets                                    855,006                        -
                                               ------------             -----------

                                                2,891,755                   247,107
                                               ------------             -----------

NET LOSS FROM OPERATIONS                       (2,721,950)                 (126,625)
                                               ------------             -----------

OTHER INCOME (EXPENSE)

    Interest, net                                   4,589                       -
    Other                                          43,472                   (4,298)
                                               ------------             -----------

                                                   48,061                   (4,298)
                                               ------------             -----------

NET LOSS                                      $(2,673,889)              $ (130,923)
                                               ============             ===========

LOSS PER COMMON SHARE                              $(.209)                  $(.017)
                                               ============             ===========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                12,799,922                 7,638,190
                                               ============             ===========

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                               TS&B HOLDINGS, INC.
                               -------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            FOR THE NINE MONTHS ENDED
                             MARCH 31, 2002 AND 2001
                            -------------------------

                                                           2002              2001
                                                         ---------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES

   Cash received from operating revenues                  $ 243,921       $ 1,284,453
   Cash paid for costs of sales                             (75,304)         (434,256)
   Cash paid for expenses                                  (322,118)         (771,661)
   Interest                                                 (27,931)          (27,780)
                                                          ------------     ------------

      Net cash used by operating
         activities                                         (181,432)         (50,756)
                                                          ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   (Increase) decrease in note
      receivable                                            (138,158)           47,677
   Proceeds from sale of investments                          40,610                -
   Purchase of fixed and other assets                        (23,009)          (16,079)
                                                          ------------     ------------

      Net cash (used) provided by investing
         activities                                         (120,557)           31,598
                                                          ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Capital contribution                                           50                -
   Proceeds from note payable                                299,669            21,000
                                                          ------------     ------------

      Net cash provided by financing
         activities                                          299,719            21,000
                                                          ------------     ------------

NET (DECREASE) INCREASE IN CASH                               (2,270)            1,842

CASH, BEGINNING OF PERIOD                                      4,070            18,042
                                                          ------------     ------------

CASH, END OF PERIOD                                         $  1,800        $   19,884
                                                          ============     ============

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                               TS&B HOLDINGS, INC.
                               -------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            FOR THE NINE MONTHS ENDED
                             MARCH 31, 2002 AND 2001
                            -------------------------

                                                                    2002               2001
                                                                  -----------        -----------

                          RECONCILIATION OF NET LOSS TO
                      CASH FLOWS FROM OPERATING ACTIVITIES
                      ------------------------------------

NET LOSS                                                         $(3,136,208)        $(1,497,248)

RECONCILING ADJUSTMENTS

   Depreciation and amortization                                      79,532             129,660
   Loss on impairment of long-lived
      assets                                                         855,006                  -
   Loss on investment in equity securities                           288,390             831,500
   Increase in accounts receivable, net                             (165,328)            123,840
   Decrease in inventory                                              32,505             134,999
   Increase in prepaid expenses and
      other assets                                                   (37,811)               (324)
   Increase (decrease) in accounts payable
      and accrued expenses                                            72,432             226,817
   Stock issued for services                                       1,830,050                  -
                                                                  -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES                               $(181,432)           $(50,756)
                                                                  ===========         ===========

                   NONCASH INVESTING AND FINANCING ACTIVITIES
                   ------------------------------------------

ISSUANCE OF STOCK FOR SERVICES                                   $ 1,830,050             $    -
                                                                  ===========         ===========

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                               TS&B HOLDINGS, INC.
                               -------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 31, 2002
                                 --------------

The information presented herein as of March 31, 2002, and for the nine months and three months ended March 31, 2002 and 2001, is unaudited.

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

Operating results for the nine month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending
June 30, 2002. For further information, refer to the June 30, 2001, financial statements and footnotes included in the Company's annual filing with the
Securities and Exchange Commission.

NOTE B -NET LOSS PER COMMON SHARE

Net loss per common share is computed in accordance with the requirements of
Statement of Financial Accounting Standards No. 128.

NOTE C - CONSULTING AGREEMENTS

In November and December 2001, the Company issued 666,000 shares of common stock for technology and management consulting services. The stock issued for these services was valued at $507,800.

During January and March 2002, the Company issued 5,975,000 shares of common stock for technical and management consulting services. The stock issued for these services was valued at $1,322,250.

For the nine months ended March 31, 2002, consulting fee expense amounting to
$1,830,050 has been recorded in connection with the above agreements.

NOTE D - BUSINESS ACQUISITIONS

The Company is in process of negotiating purchases of operating companies. In some cases, letters of intent to purchase have been executed between the Company and seller. Generally, each of these letters of intent contain provisions which detail closing requirements. Further, each acquisition is subject to regulations of the Securities and Exchange Commission.

Through May 14, 2002, the Company has not closed nor met the requirements to close, on the purchase of any operating companies (see Note I).

NOTE E - OPERATING RESULTS

As noted in the accompanying financial statements, the Company has sustained substantial net operating losses. Its ability to continue as a going concern and realize its assets is dependent upon generating sufficient profitable revenues and obtaining funding to support operations and fund acquisitions.

                               TS&B HOLDINGS, INC.
                               -------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 31, 2002
                                 --------------

NOTE E - OPERATING RESULTS (continued)

Management is in process of seeking funds to support continuing operations and fund acquisitions.  Management is confident they will be successful in their negotiations and will obtain the necessary funding.

Through May 14, 2002, the Company has not obtained the funding necessary to support acquisitions.

The accompanying financial statements have been prepared on the basis the
Company will continue as a going concern and will realize its assets.

NOTE F - IMPAIRMENT OF LONG-LIVED ASSETS

During the quarter ended March 2002, the Company evaluated the continued
marketability of its Ammonia Hold product line and determined that this future operations would not fully utilize the existing long-lived assets related to this business. As such, in accordance with SFAS 121, Impairment of Long-Lived
Assets, management evaluated the impairment of Company assets associated with the production, packaging and selling of Ammonia Hold products. The Company has initiated a plan to dispose of these assets and has determined that the carrying values of these assets exceed their current fair values. Accordingly, the following loss has been recorded and is included in operating income in the accompanying statements of operations.

      Description                     Carrying value     Fair value     Impairment loss
      -----------                     --------------     ----------     ---------------

      Patents                           $ 304,533         $    -          $ 304,533

      Manufacturing equipment             650,473         100,000           550,473
                                        ---------        ---------        ---------

                                        $ 955,006       $ 100,000         $ 855,006
                                        =========        =========        =========

The fair values have been determined by the Company's management based upon the net selling price expected in an active market.

NOTE G - RELATED PARTY TRANSACTIONS

The Company receives revenues from companies, related through common ownership, for financial and management consulting services. For the nine months ended
March 31, 2002, revenues earned from these activities amounted to $210,300 of which $138,296 is included in accounts receivable in the accompanying balance sheet.

NOTE H - NOTES RECEIVABLE AND PAYABLE

In February 2002, the Company borrowed $220,000 at 7.0% interest from an unrelated company. The note is collateralized by real estate with principal and accrued interest due in August 2002. At March 31, 2002, this note payable is included in long-term note payable in the accompanying financial statements.

In February 2002, the Company loaned $220,000 to Pet Quarters, Inc., a corporation that is partially owned by the Company. Previously, the cost of the
Company's investment in Pet Quarters, Inc. was written off. Terms of the note receivable provides for interest at 7.25%, with principal and interest due in
August 2002. This loan is collateralized by registered stock of a non-operating company held by Pet Quarters, Inc (see Note I).

                               TS&B HOLDINGS, INC.
                               -------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 31, 2002
                                 --------------

NOTE H - NOTES RECEIVABLE AND NOTES PAYABLE (continued)

Subsequent to March 31, 2002, the above note payable and receivable were replaced with a new note payable and receivable at substantially the same terms, except as follows:

        -   The note amounts were increased to $501,983, with the option to increase the note payable another $120,000 at the lenders option;

        -   The due date of principal and accrued interest payment was extended to April 2003;

        -   The lender can convert at any time the note payable to restricted
            Company stock at the greater of 60% of the closing bid price on the conversion notice date or $.40 per share.

In the accompanying March 31, 2002, financial statements, the outstanding note payable and receivable described above have been classified as long-term in accordance with the replacement note terms.

NOTE I - CONTINGENCY

In March 2002, the Company was issued 3,333,333 shares of common stock of
Wellstone Acquisition Corp., a registered non-operating company. The shares were held by Pet Quarters, Inc. (see Note H) and were issued as compensation under a consulting agreement. These shares represent 67% of the outstanding stock of
Wellstone.

The compensation described above was earned by the Company for negotiating
Wellstone's 100% acquisition of Media Max, Inc., a privately held company in the advertising placement and media analysis services business.

The acquisition agreement between Wellstone and Media Max provides for a purchase price of $1,000,000. However, the closing of the purchase is contingent on a number of factors, including successful audits of Media Max's financial statements in accordance with the Securities and Exchange Commission's requirements.

At March 31, 2002, the value of the 3,333,333 shares of Wellstone's common stock held by the Company is undeterminable pending closing of the Media Max acquisition.

Item 2.           Management's Discussion and Analysis or Plan of Operations

FY 2003 to-date has been a period of restructuring and identification of market needs in the post 9/11 environment. Significant efforts and expense have been directed toward the development of new products and services, and the related marketing programs, to meet these new needs. The Company also continues to focus on fund raising and implementation of its Acquisition Model.

The company is in the process of negotiating purchases of operating companies.
In some cases, letters of intent to purchase have been executed between the company and seller. Generally, each of these letters of intent contain provisions which detail closing requirements. Further, each acquisition is subject to regulations of the Securities and Exchange Commission. Through May
14, 2002, the company has not closed nor met the requirements to close, on the purchase of any operating company.

The Company, in addition to pursuing operating companies for its own account under its Acquisition Model, performs M&A and other financial structuring consulting work for clients.

STOCK FOR SERVICES

In November and December 2001, the company issued 666,000 shares of common stock for technology and management consulting services. The stock issued for these services was valued at $507,800.

During January and March 2002, the company issued 5,975,000 shares of common stock for technical and management consulting services. The stock issue for these services was valued at $1,322,250.

For the nine months ended March 31, 2002, a consulting fee expense amounted to
$1,830,050 has been recorded in connection with the above agreements.

Results of Operations
---------------------

During the three-month period ended March 31, 2002, the company showed a net loss of ($2,673,889) or ($0.209) per share. Of this loss, ($1,830,050) was related to stock issued for services. Additional expenses recorded during this period include ($855,006) loss on impairment of long-lived assets. The company's management has taken these write-downs to comply with appropriate accounting and
SEC rules.

Revenues for the three-month period were $213,806, of which $150,000 related to investment banking services. For the nine months ended March 31, revenues were
$409,249 of which $210,300 was related to financial services operations.

The company continues to explore new alternatives to utilize the Ammonia Hold and Super Dry facilities. The company has recognized the impairment of these assets through a write-down of Ammonia Hold manufacturing equipment of $550,473 during the quarter ended March 31, 2002.

The company continues to expand the financial services operations. The company has devoted significant time and materials to the evaluation of the financial services market over the last quarter to determine the best products and services. The Company has identified the following as viable products:

FINANCING
---------
o   Loan Restructuring                          o   Asset Based Lending
o   Divestures                                  o   Commercial Real Estate Loans
o   Corporate Re-Organization                   o   Purchase Order Financing
o   Restructuring Negotiations                  o   Factoring Receivables
o   Equipment Leasing                           o   Working Capital
o   Debt Consolidation

MERCHANT and INVESTMENT BANKING:
--------------------------------
o   Mergers and Acquisitions                    o   Venture Capital
o   Strategic Planning                          o   Capital Markets
o   Financial Planning                          o   Securitization
o   Private Placements                          o   Investment Strategies
o   Initial Public Offerings                    o   Reg-A and Reg-D

OTHER
-----
o   Business Valuation                          o   Fairness Opinion
o   Investment Analysis

Notes receivable and payable

In February 2002, the company borrowed 220,000 at 7.0% interest from an unrelated company. The note is collateralized by real estate with principal and accrued interest due in August 2002. At March 31, 2002, this note payable is included in long-term note payable in the accompanying financial statements.

In February 2002, the Company loaned $220,000 to Pet Quarters, Inc., a corporation in which the Company holds an equity investment. Previously, the cost of the company's investment in Pet Quarters, Inc. was written off. Terms of the note receivable provides for interest at 7.25%, with principal and interest due in August 2002. This loan collateralized by registered stock of the non-operating company held by Pet Quarters, Inc.

Subsequent to March 31, 2002, the above note payable and receivable were replaced with a new Note payable and receivable at substantially the same terms, except as follows:

o   The note amounts were increased to $501,983, with the option to increase the note payable another $120,000 at the lender's option;
o   The due date of principal and accrued interest was extended to April 2003;
o   The lender can convert at any time the note payable to restricted Company stock at the greater of 60% of the closing bid price on the conversion notice date or $0.40 per-share.

In the accompanying March 31, 2002, financial statements, the outstanding note payable and receivable described above have been classified as long-term in accordance with the replacement note terms.

Contingency

In March 2002, the company was issued 3,333,333 shares of common stock of
Wellstone Acquisitions Corp., a registered non-operating company. The shares were held by Pet Quarters, Inc. and were issued as compensation under a consulting agreement. The shares represent 67% of the outstanding stock of
Wellstone.

The compensation described above was earned by the company for negotiating
Wellstone's 100% acquisition of Media Max, Inc., a privately held company in the advertising placement and media analysis service business.

The acquisition agreement between Wellstone and Media Max provides for a purchase price of $1 million. However, the closing of the purchase is contingent on a number of factors, including successful audits of Media Max's financial statements in accordance with the Securities and Exchange Commission's requirements.

At March 31, 2002, the value of the 3,333,333 shares of Wellstone's common stock held by the company is indeterminable pending the closing of the Media Max acquisition.

Liquidity and Capital Resources

The Company, through sales of securities and borrowings was able to meet cash requirements for the quarter.

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

As of March 31, 2002, the Company had total assets of $1,979,186 and total stockholders' equity of $495,095.

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

                         N/A

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the
Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TS&B Holdings, Inc.
                               ------------------

Date:  May 20, 2002      By:  /s/ Roy Y. Salisbury
                             ----------------------
                                  ROY Y. SALISBURY,
                                  Chief Executive Officer

Date:  May 20, 2002       By:  /s/ Scott R. Neils
                             ----------------------
                                   SCOTT R. NEILS,
                                   Chief Financial Officer
                                  (Principal Accounting Officer)