Form 10KSB
period 2002-06-30
TS&B HOLDINGS INC
filed 2002-10-15
CIK 1019852

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
        [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities
            Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 2002

        [ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities
            Exchange Act of 1934

                        Commission File Number 333-29903

                               TS&B HOLDINGS, INC.
                 (Name of small business issuer in its charter)

                  Utah                               75-2337459
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)          Identification No.)

       1501 Citrus Center, 255 South Orange Avenue, Orlando, Florida 32801
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone no.: (407) 649-8325

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

   Securities registered pursuant to Section 12(g) of the Exchange Act: Common

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No (  )

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State the issuer's revenues for its most recent fiscal year. $210,400.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days.
$1,824,179 (Based on bid price of $.07 and ask price of .09 on September 30,
2002 and 26,059,700 shares held by non-affiliates)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                   Outstanding as of September 30, 2002

        Common Stock, Par Value                   38,259,700
            $.001 per share

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

          Transitional Small Business Disclosure Format. Yes [ ] No [X]

                               TS&B HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                         Page

                                     PART I

                                     PART II

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................. 10

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control persons;
                Compliance with Section 16(a) of the Exchange Act......... 10

Item 10.  Executive Compensation.......................................... 11

Item 11.  Security Ownership of Certain Beneficial Owners and Management.. 11

Item 12.  Certain Relationships and Related Transactions.................. 12

                                     PART IV

Item 13.  Exhibits and Reports............................................ 12

SIGNATURES............................................................... S-1

                                     PART I

Item 1. Description of Business

Business Development

TS&B Holdings, Inc. ("TSBB" or the "Company"), a Utah corporation, is engaged in the business of financial services through its subsidiary TS&B Financial
Services, Inc.

TS&B Financial Services, Inc. (TS&B-FS), a Florida corporation, provides investment, merchant and mortgage banking services to micro-, small- and mid-cap businesses. TS&B-FS also offers consulting services. Servicing businesses primarily in the $5 million to $150 million revenues range, TS&B-FS creates value by molding strategic direction, fostering positive net-present-value capital decisions and restructuring operations to increase free cash flow for client businesses.

TS&B Financial Services, Inc., an independent financial services firm serving customers nationally from its headquarters in Orlando, Florida, has offices in
Naples, Florida, Freeport, Illinois, Tavernier, Florida, and Little Rock,
Arkansas.

TS&B Holdings, Inc. had an unincorporated division known as Ammonia Hold. This division manufactured and marketed odor-eliminating products used in connection with farm and domestic animals and municipal biosolid facilities. The Company's products are specifically designed to stop the formation of ammonia and other odors associated with animal waste and provide safe, simple, economical reduction of ammonia and associated vapor in poultry houses and other areas where animal wastes are present. The Company markets its products to farms, poultry houses, co-ops, large retail chains and grocery stores throughout the
United States. TS&B Holdings, Inc. divested of this division as of June 30,
2002.

In 1998, the Company acquired Super Dry Industries, Inc. ("Super Dry") in exchange for cash and shares of the Company's common stock. Super Dry, a
Mississippi corporation located in Shuqualak, Mississippi, is engaged in the manufacture and distribution of "Litter Purrferred," a patented cat litter, and other oil and grease absorbent products. Super Dry also owns a production and packaging facility in Shuqualak, associated mineral reserves and certain patents and trademarks. As a result of the acquisition of Super Dry, the Company expects to increase its manufacturing capacity and to use Super Dry's mineral reserves in the production of the Company's products. The Super Dry division was divested with Ammonia Hold.

The Company's principal executive offices are located at 1501 Citrus Center, 255
South Orange Avenue, Orlando, Florida, 32801, and its telephone number is
407-649-8325.

Marketing

The Company markets it products and services through its operating subsidiary
TS&B Financial Services, Inc.

TS&B Financial Services, Inc., a Florida corporation, provides investment, merchant and mortgage banking services to a wide array of private and public corporate clients.  These services are designed to service corporate clients with sale of $5 to $150 million in annual sales.  The Company's market is not industry specific.  Management estimates that there are 3,500 listed public companies and 1,500,000 private firms within the Company's target market.

The Company uses direct mail, broker referral and print media to present its services to the target market.

Competition

TS&B Financial Services, Inc. competes nationally with companies such as
Goldsmith-Agio, Raymond James and Houlihan Lokey as well as many local firms.

Employees

Presently, the Company has three officers. The Company does not currently offer its employees any bonus, profit sharing or deferred compensation plan.
Management intends to hire qualified personnel as business conditions warrant.
In addition to its full-time employees, the Company may use the services of certain outside consultants and advisors as needed on a contract basis.
Management considers the relations between the Company and its employees to be good.

TS&B Financial Services, Inc., a subsidiary of the Company, employees thirteen employees, three management, eight production/sales representatives and two administrative persons.

Facilities

The Company's principal place of business and corporate offices are located at
1501 Citrus Center, 255 South Orange Avenue, Orlando, Florida, 32801. These
leased facilities are located in the Republic Bank Building. The leased facilities consist of approximately 4,500 square fee of Class A space, at a rate of $23.00 per square foot. The term of the lease, renegotiated in July 2002, is five (5) years.

The subsidiary of the Company represents certain sectors of the nation through offices located in Tavernier, Florida, Naples, Florida, Freeport, Illinois and
Little Rock, Arkansas.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's Securities Holders during the fourth quarter of the Company's fiscal year ended June 30, 2002.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's common stock is eligible to be traded in the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol
"TSBB," and in the National Quotation Bureau, Inc. ("NQB") "pink sheets" under
TS&B Holdings, Inc. Inclusion on the OTC Bulletin Board permits price quotations for the Company's shares to be published by such service.

The following table sets forth the range of high and low bid prices of the
Company's shares for each quarterly period for the past two fiscal years as reported by the NQB. These prices represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions.

                   Fiscal Year                 High              Low

                  (Starting July 1)
                  2001   First Quarter        .6875             .3438
                         Second Quarter       .5156              .125
                         Third Quarter        .3125              .125
                         Fourth Quarter (1)     .26               .13
                  2002   First Quarter          .35               .11
                         Second Quarter        1.00               .60
                         Third Quarter          .25               .10
                         Fourth Quarter         .25               .06
                                             ---------         ---------

(1) Through June 30, 2002

As of September 30, 2002 there were approximately 1,101 holders of record of the
Company's common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past on its common stock, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.

Recent Sales of Unregistered Securities

For the period July 1, 2001 to June 30, 2002, the Company issued on June 14,
2002 the following shares as part of compensation to former directors of the company:

  --------------------- ------------
  J.D. Lowe                50,000
  --------------------- ------------
  Michael Parnell         100,000
  --------------------- ------------
  Robert Ligon            100,000
  --------------------- ------------
  Charles Nickles         100,000
  --------------------- ------------
  Dan Thompson            100,000
  ---------------------- -----------
  William Ketchum         100,000
  --------------------- ------------

On August 5, 2002, the Company issued the following shares as compensation and consulting fees:

  --------------------- ------------
  Scott Neils             500,000
  --------------------- ------------
  Charles Giannetto       500,000
  --------------------- ------------
  Triad Children's Trust  500,000
  --------------------- ------------
  Richard Harris          400,000
  --------------------- ------------
  Lloyd Stegemann         200,000
  --------------------- ------------

On September 30, 2002, the Company issued in escrow for James E. Jenkins
4,500,000 shares of authorized, but previously unissued, shares of common stock.
The shares were issued pursuant to the terms of that certain acquisition agreement dated April 14, 2002 between the Company and PDG, LLC. In consideration for the shares, TS&B Holdings, Inc. acquired all of the ownership interest of PDG LLC. The total purchase price was $4,500,000. The purchase price consists of 4,500,000 shares and a convertible debenture of $ 3,000,000.

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

Management's Statement

TS&B Holdings, Inc. continues to undergo a general restructuring which commenced last year. It has faced several delays due to many upheavals, including the
September 11, 2001 terrorist attack. Management's goal has been and continues to be the transformation of the Company into a holding company with three operating subsidiaries. The Company currently has one subsidiary, TS&B Financial Services,
Inc.

Management's goal is to develop the Company into a real estate development and financial services firm. Management will continue to look at explore other acquisition opportunities as they present themselves.

Planned Acquisition

On April 15, 2002, the Company entered into an acquisition agreement, subject to final audit, with PDG LLC ("PDG"), a Florida LLC, which provides and engages in real estate development and management.

PDG currently has two developments in Naples, Florida known as The Chase
Preserve at Lely Resort and Sunstone on the Fairways at Lely Resort.

The Chase Preserve at Lely Resort is located along a 34+- acre natural Cypress
Preserve surrounded by shimmering lakes and emerald fairways. Because this land is deeded specifically as a Preserve, it will never be developed. The developers have exercised caution to maintain the natural beauty of The Chase Preserve at
Lely Resort. The pricing has been set according to the attached schedule by lot number and address. Prices may vary dependant upon market and model (A-B-C), which have different square footage. The A model is 1783sf under air; 2750 total living space, B model is 2223sf under air; 3253 total living space, and the C model is 2542sf under air; 3843 total living space.

The Chase Preserve at Lely Resort has been designed so homeowners can enjoy two of life's most precious commodities, privacy and beauty. The select home sites of Block "A" overlook the lakes and fairways of the 14th and 15th holes of the
Flamingo Golf course. All twin villas have beautifully laid out floor plans on first and second living floors. These spacious floor plans provide comfort, convenience and the same luxury of a single-family home. All villas are three bedrooms; three baths and the innovative designs feature large master suites, unique master baths with luxurious appointments, open kitchens, great rooms, dining and two-car garages with separate storage.

Chase Preserve residents enjoy a neighborhood recreation area with a 20-by-40 foot heated swimming pool surrounded by an expansive sundeck and a poolside cabana with facilities including a wet bar, a perfect spot for neighborhood gatherings and special events. Sunstone on the Fairways at Lely Resort is located surrounded by emerald fairways. The pricing has been set according to the attached schedule by lot number and address. Prices may vary dependant upon market and model (The Diamond, The Sapphire, The Opal), which have different square footage. The Diamond model is 1670sf under air; 2042 total living space,
The Sapphire model is 1450sf under air; 1822 total living space, and The Opal model is 1247sf under air; 1619 total living space.

All units have beautifully laid out floor plans on first or second floors. These floor plans provide comfort, convenience and the same luxury of a single-family home. Units are either two or three bedrooms with two baths. Innovative designs features include comfortable master suites with master baths, open kitchens, great rooms, dining and one-car garages with separate storage.

Sunstone on the Fairways residents enjoy a neighborhood recreation area with a
20-by-40 foot heated swimming pool and a poolside cabana with facilities including a wet bar, a perfect spot for neighborhood gatherings and special events.

PDG LLC competes against mid-sized real estate and land developers.

Recent Divestiture

The Company, as of June 30, 2002, sold all of the former operations of Ammonia
Hold and Super Dry to J.I.T. Packaging, LLC, an Arkansas LLC controlled by
Michael Parnell, the former President of TS&B Holdings, Inc. The Company disposed of these assets, as they no longer fit with the Company's direction.

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

                              Results of Operations

The following table sets forth the percentage relationship to total net sales of principal items contained in the Company's Statements of Operations for the two
most recent fiscal years ended June 30, 2002 and 2001. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                           Fiscal Years Ended
                                                                 June 30,
                                                           2002           2001

        Total net sales                                    100%           100%
        Cost of sales                                       -            (115)
        Gross profit                                       100            (15)
        Sales and marketing expenses                        15             11
        General and administrative expenses              1,205             76
        Depreciation and amortization                        1             14
        (Loss) from operations                          (1,121)          (116)
        Other income (loss)                               (137)           (72)
        Net loss from discontinued operations             (682)            -
        Income (loss) before income taxes               (1,940)          (187)
        Provisions (benefit) for income taxes               -              -
        Net income (loss)                               (1,940)          (187)

For the Year Ended June 30, 2002 Compared to the Year Ended June 30, 2001

Total sales, net of allowances and discounts, for the fiscal year ended June 30,
2002 ("2002") decreased 82% from the fiscal year ended June 30, 2001 ("2001")
attributed to reduced orders for products. Cost of sales (as a percentage of total revenues) in 2002 did not exist while the cost of sales in 2001 represented increase to 87%. Actual cost of sales decreased 115% for 2001 reflecting the decrease in total sales.

Sales and marketing expenses decreased 75% in 2002 due to reduced distribution and the discontinuance of certain product lines. As a percentage of total revenues, sales and marketing expenses increased from 11% in 2001 to 15% in
2002, attributed to increased sales staff. General and administrative expenses increased 1,129% in 2002 primarily due to professional fees. As a percentage of total revenues, general and administrative expenses increased from 76% in 2001 to 1,205% in 2002. This result is primarily attributed to reduced sales.

During 2002, the Company recognized a loss from trading equities of $288,390 compared to a loss of $831,500 in 2001. The 2002 loss is due to the decrease in the market value of tradeable securities held by the Company. Also during 2002 the Company recorded a loss from discontinued operations of $1,240,874 and loss on disposal of operations of $192,858. The Company had a net loss of $4,081,069 in 2002 compared to a net loss of $2,206,683 in 2001.

Net Operating Losses

The Company has accumulated approximately $8,400,000 of net operating loss carryforwards as of June 30, 2002, which may be offset against future taxable income. The net operating loss begins to expire in the year 2009. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended June 30, 2002 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

                         Liquidity and Capital Resources

Historically, the Company's working capital needs have been satisfied by sales revenues and from the sale of securities. At June 30, 2002 the Company had a net working capital deficit of $1,602, compared to net working capital deficit of
$74,345 at June 30, 2001. The decrease in working capital at June 30, 2002 is primarily attributed to increases in accounts receivable of $108,303 (985%), decrease in investments in trading equities of $58,160 (100%) and inventory of
$363,795 (100%). Working capital was positively affected at June 30, 2002 by the
$211,072 increase in accounts payable and accrued expenses.

At June 30, 2002, the Company had total assets of $198,667 and total stockholders' equity of $9,984, compared to total assets of $2,905,371 and total stockholders' equity of $1,801,203 at June 30, 2001.

Net cash used by operating activities for 2002 was $280,300 compared to $74,345 in 2001. This was due to primarily to the reduced staff and increases in non-cash expenses for 2002, including inventory write down and decrease in market value of tradeable securities. The Company was provided $114,683 by investing activities in 2002 compared to $16,076 used by investing activities in
2001. The Company realized $161,243 cash from financing activities in 2002, and realized $76,449 in 2001 from debt financing. The Company anticipates meeting its working capital needs during 2003 fiscal year primarily with revenues and debt financing. In the opinion of management, inflation has not had a material effect on the operations of the Company.

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

Item 7. Financial Statements

The Company's financial statements as of and for the fiscal years ended June 30,
2002 and 2001 have all been examined to the extent indicated in their report by
B2d Semago, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to
Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein starting with page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure

This Item is not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
with Section 16(a) of the Exchange Act The following table sets forth the names, ages, and offices held with the Company by its directors and executive officers:

              Name             Position           Director Since       Age

        James E. Jenkins     President, Chief         2002             47
                             Executive Officer
                             and Director

        Charles Giannetto    Secretary/Treasurer      2002             48
                             Chief Financial
                             Officer and Director

        Thomas Ginther       Director                 2002             44

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

James E. Jenkins is the President and Chief Executive Officer of the Company.
Prior to his position with the Company, Mr. Jenkins was Co-Managing General
Partner for Marco Cat, LLP; a partnership formed to acquire the Olde Marco
Island Inn. Mr. Jenkins has founded and operated several companies in manufacturing and financial services. Mr. Jenkins has over 20 years of diversified experience in senior management, operations and financial positions.
Mr. Jenkins attended Northern Essex Community College and Daniel Webster
Community College for business management.

Charles Giannetto is the Secretary/Treasurer/CFO of the Company. Charles
Giannetto is a graduate of the University of Minnesota. He received his law degree from William Mitchell College of Law in 1980 and was in private practice for 20 years. Mr. Giannetto is a presently a principal and officer with the investment banking firm of TransAtlantic Surety & Bond Company. Ltd., UK.

Thomas Ginther, a Director of the Company. Mr. Ginther is a graduate of Troy
State University and received his degree in business. Mr. Ginther has been a licensed securities principal for over 13 years and has previously held Series 6 and 63 licenses. Mr. Ginther is currently a principal of Chesterfield Properties and Liquid Grass.

Item 10. Executive Compensation

The Company does not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company does pay each director $500 per quarter as a directors' fee. The Company's subsidiaries do have performance bonuses or profit sharing as part of their employment contracts with key employees.

Cash Compensation

The following table sets forth all cash compensation paid by the Company for services rendered to the Company for the fiscal years ended June 30, 2000, 2001 and 2002, to the Company's Chief Executive Officer. No executive officer of the
Company has earned a salary greater than $100,000 annually for any of the periods depicted.

                           Summary Compensation Table

                                                                 Other     All
                                                                Annual    Other
             Name and             Fiscal                        Compen-   Compen-
             Principal Position    Year     Salary     Bonus    sation    sation

             Michael D. Parnell,   2002     $75,000    $ -0-    $ -0-     $14,000
             President, C.E.O.     2001     $75,000    $ -0-    $ -0-     $ 2,000
                                   2000      75,000      -0-      -0-       2,000

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, to the best knowledge of the Company as September 30, 2002, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director and all directors and officers as a group.

Name and Address                 Amount and Nature of      Percent
of Beneficial Owner              Beneficial Ownership     of Class(1)
-------------------              --------------------     -----------
Michael D. Parnell                      625,000              1.63%
10 Gunnebo Drive
Lonoke, Arkansas 72086

James E. Jenkins*                     7,200,000              18.8%
1501 Citrus Center
255 South Orange Avenue
Orlando, Florida 32801

Charles Giannetto*                    2,500,000              6.53%
1501 Citrus Center
255 South Orange Avenue
Orlando, Florida  32801

                                       10

Scott Neils                           2,500,000              6.53%
13049 Crystal Cove Drive
Orlando, Florida 32828

Triad Children's Trust                2,500,000              6.53%
239 Chestnut Ridge Street
Winter Springs, Florida 32801

Thomas Ginther*                               0               0.0%
1501 Citrus Center
255 South Orange Avenue
Orlando, Florida 32801

TransAtlantic Surety &                3,273,510              8.56%
Bond Company, Ltd.
c/o 5703 Red Bug Lake Rd. #226
Winter Springs, Florida 32708

All directors and executive          12,825,000              33.5%
officers as a group
(3 persons in group)

----------------
*   Director and/or executive officer

Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated
above.

(1) Based upon 38,259,700 shares of common stock outstanding on September 30,
2002.

Item 12. Certain Relationships and Related Transactions

During 2002 the Company provided financial advisory services to Transatlantic
Surety & Bond Co., Ltd., a 8.5% stockholder of the Company. Fees charged for these services amounted to $210,300 and are included in revenues in the accompanying financial statements. At June 30, 2002, the Company is owed
$108,203 for the above-described services.

The Company disposed of its Ammonia Hold division during 2002. Companies owned by a stockholder and officer of the Company purchased the net assets. In connection with this transaction a loss of $192,858 on disposal of discontinued
operation was recorded.

                                     PART V

Item 13. Exhibits and Reports on Form 8-K

This Item is not Applicable.

Company Financial Statements June 30, 2002

                                       11

                               TS&B HOLDINGS, INC.
                       ____________________________________

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                               TS&B HOLDINGS, INC.
                       ____________________________________

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                                    CONTENTS
                                                                           Page

INDEPENDENT AUDITORS' REPORT                                               1 - 2

CONSOLIDATED FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEET                                                 3

    CONSOLIDATED STATEMENTS OF OPERATIONS                                  4 - 5

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                 6

    CONSOLIDATED STATEMENTS OF CASH FLOWS                                  7 - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                9 - 19

To the Board of Directors
TS&B Holdings, Inc.
(formerly Ammonia Hold Inc.)
Orlando, Florida

                          Independent Auditors' Report

We have audited the accompanying consolidated balance sheet of TS&B Holdings,
Inc. (formerly Ammonia Hold, Inc.) as of June 30, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statements of operation, changes in stockholders equity and cash flows for the year ended June
30, 2001 were audited by other auditors whose report thereon, dated September 7,
2001, expressed an unqualified opinion.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TS&B Holdings, Inc.
(formerly Ammonia Hold, Inc.) as of June 30, 2002, and the results of its operations, changes in stockholders' equity and cash flows for the year ended
June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses, from continuing operations of
$2,647,337 and $2,206,683 for 2002 and 2001. During 2002, the Company began offering investment banking and other financial advisory services. Other than to a related party no revenues were recognized in 2002 from these services.
Further, 2002 operating cash flows were insufficient to support operations.
Through September 27, 2002, the Company has not generated revenues nor obtained debt or equity funding to support continuing operations. These factors and others discussed in Note M raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ B2d semago

CERTIFIED PUBLIC ACCOUNTANTS
Tampa, Florida
September 27, 2002

                               TS&B HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002

                                     ASSETS

CURRENT ASSETS

    Cash                                                            $(304)
    Accounts receivable from
        stockholder                                                   186,285
    Other current assets                                                1,100
                                                                    ------------

        TOTAL CURRENT ASSETS                                          187,081

OFFICE EQUIPMENT, LESS ACCUMULATED
    DEPRECIATION OF $827                                                7,436

OTHER ASSETS - DEPOSITS                                                 4,150
                                                                    ------------

                                                                    $ 198,667
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES - ACCOUNTS PAYABLE
    AND ACCRUED EXPENSES                                            $ 188,683
                                                                    ------------

COMMITMENTS AND CONTINGENCIES                                              -
                                                                    ------------

STOCKHOLDERS' EQUITY

    Common stock, $.001 par value,
        100,000,000 shares authorized,
        20,609,700 issued and outstanding                              20,610
    Additional paid-in capital                                     13,175,469
    Stock subscription receivable                                 (1,250,000)
    Accumulated deficit                                           (11,936,095)
                                                                    ------------

                                                                        9,984
                                                                    ------------

                                                                    $ 198,667
                                                                    ============

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                               TS&B HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                                     2002            2001
                                                 ------------     -----------

REVENUES                                         $    210,400     $ 1,177,929

COST OF REVENUES                                           -        1,351,483
                                                 ------------     -----------

                                                      210,400     (173,554)
                                                 ------------     -----------

OPERATING EXPENSES

    Professional fees                               2,174,677              -
    General and administrative                        361,641         898,910
    Depreciation and amortization                         837         160,945
    Marketing expenses                                 32,192         128,982
                                                 ------------     -----------

                                                    2,569,347       1,188,837
                                                 ------------     -----------

NET OPERATING LOSS                                (2,358,947)     (1,362,391)
                                                 ------------     -----------

OTHER INCOME (EXPENSE)

    Interest expense                                       -      (27,668)
    Loss on stock investment                      (288,390)    (831,500)
    Other                                                  -           14,876
                                                 ------------     -----------

                                                  (288,390)    (844,292)
                                                 ------------     -----------

NET LOSS FROM CONTINUING
    OPERATIONS                                    (2,647,337)    (2,206,683)
                                                 ------------     -----------

NET LOSS FROM DISCONTINUED
    OPERATIONS

    Net loss from discontinued
        operations                                (1,240,874)             -
    Loss on disposal of discontinued
        operations                                (192,858)             -
                                                 ------------     -----------

                                                  (1,433,732)             -
                                                 ------------     -----------

NET LOSS                                         $(4,081,069)    $(2,206,683)
                                                 ============     ===========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                               TS&B HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

                                                     2002            2001
                                                 ------------     -----------

NET LOSS PER COMMON
    SHARE                                        $(       .31)    $(      .28)
                                                 ============     ===========

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                             13,247,634       7,774,586
                                                 ============     ===========

NET LOSS FROM CONTINUING
    OPERATIONS                                   $(       .20)    $        -
                                                 ============     ===========

NET LOSS FROM DISCONTINUED
    OPERATIONS                                   $(       .09)    $        -
                                                 ============     ===========

LOSS ON DISPOSAL OF DISCONTINUED
    OPERATIONS                                   $(       .02)    $        -
                                                 ============     ===========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                               TS&B HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                      Common stock          Additional       Stock
                                 ------------------------    paid-in      subscription     Accumulated
                                   Shares      Par value     capital       receivable       (deficit)
                                 ----------   -----------  ------------  ---------------  --------------

BALANCE JUNE 30, 2000            7,638,190       $ 7,638   $ 9,648,591     $     -         $ (5,648,343)

  Sale of stock for debenture    3,273,510         3,274     1,246,726   (1,250,000)                 -

  Net (loss)                            -             -             -            -           (2,206,683)
                                 ----------   -----------  ------------  ---------------  --------------

BALANCE JUNE 30, 2001           10,911,700        10,912    10,895,317   (1,250,000)         (7,855,026)

  Stock issued for Director,
    employee and officer
    compensation                   912,000           912       130,888           -                   -

  Stock issued for
    professional services        8,786,000         8,786     2,149,264           -                   -

  Net (loss)                            -             -             -            -           (4,081,069)
                                 ----------   -----------  ------------  ---------------  --------------

 BALANCE JUNE 30, 2002          20,609,700      $ 20,610   $13,175,469  $(1,250,000)       $(11,936,095)
                                 ==========   ===========  ============  ===============  ==============

                               TS&B HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                                     2002            2001
                                                 ------------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES

    Cash received from customers                 $    102,097     $ 2,134,705
    Cash paid for continuing operating
        expenses                                 (56,924)    (2,223,926)
    Cash paid for discontinued operations        (325,473)             -
    Other                                                  -           14,876
                                                 ------------     -----------

        Net cash used by operating
           activities                            (280,300)    (74,345)
                                                 ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES

    Proceeds from sale of investments                  40,610              -
    Repayment of notes receivable                      87,486              -
    Purchase of office equipment                 (8,263)    (16,076)
    Other                                        (5,150)             -
                                                 ------------     -----------

        Net cash provided (used) by
           investing activities                       114,683     (16,076)
                                                 ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from notes payable                       173,100         102,478
    Repayment of notes payable                   (11,857)     (26,029)
                                                 ------------     -----------

        Net cash provided by
           financing activities                       161,243          76,449
                                                 ------------     -----------

NET DECREASE IN CASH                             (4,374)    (13,972)

CASH, BEGINNING OF YEAR                                 4,070          18,042
                                                 ------------     -----------

CASH, END OF YEAR                                $(304)    $     4,070
                                                 ============     ===========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                               TS&B HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                                     2002            2001
                                                 ------------     -----------

                          RECONCILIATION OF NET LOSS TO
                      CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                         $(4,081,069)    $(2,206,683)

RECONCILING ADJUSTMENTS

    Loss on investments                               288,390         831,500
    Loss from discontinued operations               1,240,874              -
    Loss on disposal of discontinued
        operations                                    192,858              -
    (Increase) decrease in accounts
        receivable                               (108,303)        956,776
    Decrease in inventory                                  -          512,819
    Decrease in other assets                           10,674          15,072
    Depreciation and amortization                         827         160,945
    Increase in accounts payable
        and accrued expenses                          211,072     (344,774)
    Stock issued for services                       2,289,850              -
    Decrease in net assets from
        discontinued operations                  (325,473)             -
                                                 ------------     -----------

CASH FLOWS FROM OPERATING
    ACTIVITIES                                   $(280,300)    $(74,345)
                                                 ============     ===========

                   NONCASH INVESTING AND FINANCING ACTIVITIES

STOCK ISSUED FOR SERVICES                        $  2,289,850     $        -
                                                 ============     ===========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                               TS&B HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company activities

TS&B Holdings, Inc. (formerly known as Ammonia Hold, Inc.) (the Company) was incorporated in the state of Utah in 1980.

Prior to 2002 the principal business of the Company was the manufacture of odor reducing and oil and grease absorbent products using patented processes. As further described below, at June 30, 2002, the Company disposed of this segment of the business.

Commencing in 2002, the Company began offering investment banking and other financial advisory services to companies in a variety of businesses.

Basis of presentation

The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries TS&B Financial Services, Inc. and Super Dry
Industries, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue recognition

The Company's revenues are derived from the following sources:

        -   sale of odor reducing and oil and grease absorption products;

        -   contingency and other fees associated with providing investment banking services;

        -   hourly and other fees for providing financial advisory services.

Revenues from sale of odor reducing and oil and grease absorption products are recognized at the time products are shipped and accepted by the customer.

Contingency and other fees associated with providing investment banking services are recognized when the earning process is complete and management is confident the Company will be paid.

Hourly and other fees from advisory services are recognized as the services are rendered.

                               TS&B HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Office equipment

Office equipment is recorded at cost. Maintenance, repairs and minor renewals are expensed as incurred. When office equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposal is credited or charged to earnings.

Office equipment is depreciated over its estimated useful life using the straight-line method. For income tax purposes, accelerated depreciation methods are used.

For the years ended June 30, 2002 and 2001, depreciation expense amounted to
$827 and $121,934, respectively.

Patent

Patent costs were capitalized as incurred and were being amortized over their estimated useful lives - generally 17 years.

Impairment of long-lived assets

Long-lived assets, including goodwill and other intangibles, are periodically reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

The amount of an impairment loss is measured as the excess of the carrying amount of the asset over the fair value of the asset.

See Note G for impairment adjustments related to long-lived assets.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions.
These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                               TS&B HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred income taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period the change is enacted.

Loss per common share

Loss per common share is computed using the weighted average of shares outstanding during the periods presented in accordance with Statement of
Financial Accounting Standards No. 128, Earnings Per Share.

Cash and cash equivalents

For the purpose of the statement of cash flows, cash and cash equivalents includes time deposits with original maturities of three months or less.

NOTE B - STOCK ISSUED FOR COMPENSATION AND CONSULTING SERVICES

During the year ended June 30, 2002, the Company issued shares of Company stock for Director, officer and employee compensation and for various professional consulting services.  A summary fo these activities is as follows (shares in
100's):

                                        Shares            Amount
                                      ----------        ----------

   Director compensation                 5,000             70,000

   Employee and officer
      compensation                       4,120             61,800

   Professional consulting
      services                          87,860          2,158,050
                                      ----------        ----------

                                        96,980         $2,289,850
                                      ==========        ==========

The value assigned to the above shares is based on the stocks' traded market price on or about the date the shares were issued.

                               TS&B HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE B - STOCK ISSUED FOR COMPENSATION AND CONSULTING SERVICES
(continued)

For the year ended June 30, 2002, compensation and consulting fee expense associated with the above stock transactions amounted to $2,289,850.

Subsequent to June 30, 2002, the Company issued an additional 11,050,000 shares of common stock for officer compensation and consulting services.  These shares were valued at $994,500.

NOTE C - STOCK SUBSCRIPTION RECEIVABLE

In June 2001, the Company entered into an acquisition agreement with
Transatlantic Surety and Bond Co., Ltd. (TSB), a United Kingdom corporation, for sale of 30% of its outstanding stock.  Terms of the agreement provided for the following, among others:

        -   a purchase price of $1,250,000, payable in the form of a
            convertible, callable, secured, subordinated debenture (see below);

        -   TSB shall, on a best efforts basis, raise debt funds, and acquire operating companies, as defined;

        -   granted stock purchase options to TSB for a three year period as follows:

        -   3,000,000 shares at $1.50 per share

        -   3,000,000 shares at $3.50 per share

The subordinated debenture noted above is from a company affiliated with TSB and bears interest at 6.0%.  A portion of the acquired shares are held in escrow pending TSB performance on debenture terms.  Principal is payable as follows:

                         Date              Amount
                      ---------         -----------

                      June 2002         $   312,500
                      June 2003             312,500
                      June 2004             625,000
                                        -----------

                                        $ 1,250,000
                                        ===========

In addition, TSB has the option after June 2004, to convert the debenture into stock of TSB at the then existing market price. Any time after June 15, 2002,
TSB has the option to repay the debenture.

At June 30, 2002 and through September 27, 2002, TSB and/or its affiliated company has not made its scheduled principal and interest payments. Further TSB has been unsuccessful in raising debt funds and acquiring operating companies.

                               TS&B HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE D - SEGMENTS

Through June 30, 2002, the Company operated in two business segments;
manufacture of odor and absorption products; and financial services. Separate management of each segment is required because each business unit is subject to different marketing, delivery and technology strategies.

At June 30, 2002 and 2001, and for the years then ended, information on reportable segments is as follows:

June 30, 2002
-------------

                                                       Financial   Consolidated
                                     Manufacturing     services       totals
                                     -------------    -----------   ------------

   External revenues                  $        -     $   210,400    $   210,400
                                      ===========    ===========    ===========

   Intersegment revenues              $        -     $        -     $        -
                                      ===========    ===========    ===========

   Interest expense, net              $        -     $        -     $        -
                                      ===========    ===========    ===========

   Depreciation                       $        -     $       837    $       837
                                      ===========    ===========    ===========

   Loss from continuing
      operations                      $        -     $(2,647,337    $(2,647,337)
                                      ===========    ===========    ===========

   Loss from discontinued
      operations                      $(1,240,874)   $        -     $(1,240,874)
                                      ===========    ===========    ===========

   Significant non-cash
      items -

      Employee and
         consultant
         compensation                 $        -     $(2,289,850)   $(2,289,850)

      Loss on stock
         investments                           -      (288,390)    (288,390)

      Loss on disposal of
      discontinued assets              (192,858)            -      (192,858)
                                      -----------    -----------    -----------

                                      $(192,858)   $(2,578,240)   $ 2,771,098
                                      ===========    ===========    ===========

   Total assets                       $        -     $   198,667    $   198,667
                                      ===========    ===========    ===========

   Expenditures for long-
      lived assets                    $        -     $     8,263    $     8,263
                                      ===========    ===========    ===========

                               TS&B HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE D - SEGMENTS (continued)

June 30, 2001
-------------

                                                       Financial    Consolidated
                                     Manufacturing     services        totals
                                     -------------   -----------    ------------

   External revenues                  $ 1,177,929    $        -     $ 1,177,929
                                      ===========    ===========    ===========

   Intersegment revenues              $        -     $        -     $        -
                                      ===========    ===========    ===========

   Interest expense, net              $    27,668    $        -     $    27,668
                                      ===========    ===========    ===========

   Depreciation and
      amortization                    $   898,910    $        -     $   898,910
                                      ===========    ===========    ===========

   Significant non-cash
      items -

      Loss on stock
         investments                  $        -     $  (831,500)   $(831,500)
                                      ===========    ===========    ===========

   Total assets                       $ 2,576,371    $   329,000    $ 2,905,371
                                      ===========    ===========    ===========

   Expenditures for long-
      lived assets                    $    16,076    $        -     $    16,076
                                      ===========    ===========    ===========

The chief operating decision makers do not use cash loaned or invested in the
Company's segments to evaluate their performance. However, such information is furnished to the chief operating decision makers. For the years ended June 30,
20021 and 2001, cash loaned or invested in each of the Company's segments amounted to:

                                         2002          2001
                                      ---------      ---------

      Manufacturing                   $  173,100     $  98,205

      Financial services                      -             -
                                      ---------      ---------

                                      $  173,100     $  98,205
                                      =========      =========

The manufacturing segment derived its revenues from sale of odor reducing and oil and grease absorption products. The financial services segment derives its revenues from hourly contingency and other fees from providing investment banking and financial services.

                               TS&B HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE D - SEGMENTS (continued)

At June 30, 2002, the Company had disposed of its manufacturing segment (see
Note E).

NOTE E - DISCONTINUED OPERATIONS

At June 30, 2002, the Company disposed of its manufacturing segment.  Assets and liabilities associated with this segment were sold to companies owned or controlled by an officer and shareholder of the Company under the following terms:

        -   assets were disposed of at their carrying value at June 30, 2002, which management approximates at their fair market value;

        -   liabilities were assumed at their carrying value as of June 30,
            2002;

A summary of assets disposed of and liabilities assumed at June 30, 2002, are as follows:

         Current assets                      $   357,426
         Fixed assets, net                     1,096,730
         Other assets                            528,485
         Current liabilities                 (683,885)
         Bank and other long-term debt       (1,105,898)
                                             ------------

         Loss on disposal                    $   192,858
                                             ============

Included in current liabilities above is $425,000, the Company owes the Internal
Revenue Service for current and delinquent payroll taxes and associated interest and penalties. The purchaser has indemnified the Company in the event they are unable to settle and pay amounts due and the IRS pursues collection efforts against the Company. At June 30, 2002, the eventual outcome of the purchaser's payment efforts with the Internal Revenue Service; the purchaser's ability to financially indemnify the Company, and the Company's ultimate liability to the
Internal Revenue Service, is unknown.

NOTE F - BUSINESS ACQUISITIONS

During 2002, the Company pursued a number of acquisitions of operating companies
- including issuing binding letters of intent and signing purchase agreements.
Each of these documents included contingent purchase terms and other requirements. At June 30, 2002, other than described below, all such acquisitions have been cancelled due to the contingent purchase terms not being met.

                               TS&B HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE F - BUSINESS ACQUISITIONS (continued)

At June 30, 2002, the Company has signed an acquisition agreement with an operating company.  Terms of the acquisition agreement provide for the following, among others:

   1. A purchase price of $4,500,000 for 100% of the company's outstanding stock;

   2. Purchase price is payable as follows:

        -   $1,500,000 in Company restricted stock;
        -   $3,000,000 convertible debenture with interest at 6.0%.

Closing of the acquisition is contingent on meeting certain requirements of the
Securities and Exchange Commission's rules and regulations. As of September 27,
2002, the stock associated with this transaction has been issued in escrow pending meeting regulatory requirements.

NOTE G - IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

During the year ended June 30, 2002, the Company became aware of impairments in value for certain long-lived and intangible assets. All of these assets were acquired by the Company on or before June 30, 2001. The Company evaluated impairment of long-lived and intangible assets in accordance with Statement of
Financial Standards No. 121, Impairment Of Long-Lived Assets And Long-Lived
Assets To Be Disposed Of.

A description of impaired assets, facts and circumstances leading to impairment, how fair value was determined and amount of impairment loss follows.

The Company and its wholly-owned subsidiary had several patents that were related to the methods of manufacturing their products. During 2002, the Company had a significant decrease in revenues from these products. Further, management evaluation indicated future revenues directly attributable to the patents were insufficient to support their carrying value. This led management to conclude the patents' carrying value was impaired. The impairment loss recorded by the
Company of $304,533 is equal to the cost of the patents less accumulated amortization. This impairment loss is included in net loss from discontinued
operations in the accompanying financial statements. Management determined the patents had no value to an arms-length buyer.

                               TS&B HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE G - IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS (continued)

In 1998 the Company acquired its wholly owned subsidiary, Super Dry Industries,
Inc. In 2001 the Company incurred substantial net operating losses. Further, the
Company had insufficient capital to increase subsidiary revenues and demand for the subsidiaries product was weak. Based on these factors, Management decided to shut down the subsidiary's operations. During 2002, Management evaluated the long-lived idle assets and determined a substantial portion was impaired. The impairment loss recorded by the Company of $535,473 is equal to the cost of the long-lived assets less accumulated depreciation, less management's estimate of value to an arms-length buyer. This impairment loss is included in net loss from discontinued operations in the accompanying financial statements. Management determined the long-lived asset value through analysis of fair market value to an arms-length buyer.

See Note D for business segments affected by the impairment losses noted above.

NOTE H - INCOME TAXES

For the years ended June 30, 2002 and 2001, the provision for income taxes consists of the following:

                                         2002           2001
                                      -----------    -----------

    Deferred tax benefit              $ 1,185,000    $   780,000

    Less valuation allowance          (1,185,000)   (780,000)
                                      -----------    -----------

                                      $        -     $        -

The valuation allowance has been provided by the management of the Company. This is due to the uncertainty of the realization of the future benefit of the deferred tax assets.

For the years ended June 30, 2002 and 2001, the following temporary differences give rise to the above deferred tax benefits:

                                         2002           2001
                                      -----------    -----------

    Net operating loss carryovers     $ 1,310,000    $   470,000

    Depreciation and (realized)
       unrealized security losses     (125,000)       310,000
                                      -----------    -----------

                                      $ 1,185,000    $   780,000
                                      ===========    ===========

                               TS&B HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE H - INCOME TAXES (continued)

For the years ended June 30, 2002 and 2001, a reconciliation of the income tax benefit at statutory rates to the Company's effective rate is as follows:

                                         2002           2001
                                      -----------    -----------

    Benefit computed at statutory
       rates                                37.6%          37.6%

    Less valuation allowance on
       deferred tax assets            (     37.6%)   (     37.6%)
                                      -----------    -----------

    Benefit computed at effective
       rate                                    -%             -%
                                      ===========    ===========

At June 30, 2002 and 2001, deferred tax assets consist of the following:

                                         2002           2001
                                      -----------    -----------

    Deferred tax assets               $ 3,965,000    $ 2,780,000

    Less valuation allowance          (3,965,000)   (2,780,000)
                                      -----------    -----------

                                      $        -     $        -

At June 30, 2002, the Company has approximately $8,400,000 of tax net operating losses available for carryforward through 2017.

NOTE I - LEASE ACTIVITY

In 2002, the Company leased office and operating facilities under both short-
term and long-term operating leases.  At June 30, 2002, future remaining payments under the long-term lease is as follows:

                     Year           Amount
                     ----          ---------

                     2003          $  59,472
                     2004             83,198
                                   ---------

                                   $ 142,670
                                   =========

For the year ended June 30, 2002, rent expense on the above lease activity amounted to $34,572.

                               TS&B HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE J - STOCK OPTIONS

In June 2001, the Company entered into a stock option agreement with a stockholder. The agreement grants options of 3,000,000 shares at an exercise price of $1.50 and 3,000,000 shares at an exercise price of $3.50. These options have a term of thirty six months and expire on June 15, 2004. As of June 30,
2002, the options have not been exercised.

NOTE K - RELATED PARTY ACTIVITY

During 2002 the Company provided financial advisory services to Transatlantic
Surety and Bond Co., Ltd., a stockholder of the Company (see Note C). Fees charged for these services amounted to $210,300 and are included in revenues in the accompanying financial statements. At June 30, 2002, the Company is owed
$108,203 for the above described services.

As described in Note E, the Company disposed of its manufacturing segment during
2002. The net assets were purchased by companies owned by a stockholder and officer of the Company. In connection with this transaction a loss of $192,858 on disposal of discontinued operations was recorded.

NOTE L - OTHER SUBSEQUENT EVENTS

On August 20, 2002, certain officers and shareholders of the Company personally borrowed $150,000 from a bank. Concurrently, the loan was assigned to the
Company. Terms of the loan provide for interest at 10.0% with the principal due on demand or in November 2002, whichever is earlier.

NOTE M - GOING CONCERN

As noted in the accompanying financial statements, the Company has sustained substantial net operating losses. Its ability to continue as a going concern and realize its assets and pay its liabilities is dependant upon generating sufficient profitable revenues and obtaining funding to support operations and fund planned acquisitions.

Management is attempting to obtain funds to support continuing operations and fund acquisitions. At June 30, 2002, and subsequently, management is negotiating with funding sources to meet its projected needs. Management is confident they will be successful in their negotiations and will obtain the necessary funding.
Through September 27, 2002, additional funding to support operations and planned acquisitions has not been obtained.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    TS&B HOLDINGS, INC.

By:  /s/ CHARLES GIANNETTO
   ------------------------
         Charles Giannetto,
         Chief Financial Officer

Dated: October 15, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                      Title                        Date

By: /s/ JAMES E. JENKINS           President, C.E.O. and       October 15, 2002
--------------------------         Director
        JAMES E. JENKINS

By: /s/ CHARLES GIANNETTO          Vice President and          October 15, 2002
-----------------------            Director
        CHARLES GIANNETTO          Chief Accounting Officer
                                   Principal Financial Officer

By: /s/ THOMAS GINTHER             Director                    October 15, 2002
-----------------------
        THOMAS GINTHER

By: /s/                            Director                    October 15, 2002
-------------------------

By: /s/                            Director                    October 15, 2002
--------------------------

                                       S-1