Form 10QSB/A
period 2002-09-30
TS&B HOLDINGS INC
filed 2002-11-15
CIK 1019852

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For the Quarter Ended September 30, 2002

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
Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                           Outstanding as of September 30, 2002
-----------------------------               ------------------------------------
Common Stock, $.001 par value                            31,859,700

                               TABLE OF CONTENTS
                               -----------------

PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----
Item 1. Financial Statements

BALANCE SHEETS AS OF September 30, 2002......................................F-1

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND
SEPTEMBER 30, 2001...........................................................F-2

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001....................................F-3

NOTES TO FINANCIAL STATEMENTS................................................F-5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS......................................................3

SIGNATURES.....................................................................6

                                       2

                                     PART I

ITEM 1. Financial Statements

                              TS&B HOLDINGS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                               SEPTEMBER 30, 2002
                               ------------------
                                   (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS

    Cash                                                      $       1,258
    Amounts due from stockholder                                    204,389
    Amounts due from employee                                        60,000
    Other current assets                                              1,100
                                                               -------------
        TOTAL CURRENT ASSETS                                        266,747

OFFICE EQUIPMENT, LESS ACCUMULATED
    DEPRECIATION OF $1,239                                            7,023

OTHER ASSETS - DEPOSITS                                               4,150
                                                               -------------
                                                               $    277,920
                                                               =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

    Accounts payable and accrued
        expenses                                               $    204,748
    Notes payable to stockholders                                   150,589
                                                                ------------

        TOTAL CURRENT LIABILITIES                                   355,337
                                                                ------------

COMMITMENTS AND CONTINGENCIES                                            -
                                                                ------------

STOCKHOLDERS' EQUITY (DEFICIT)

    Common stock $.001 par value,
        100,000,000 shares authorized,
        31,859,700 shares issued and
        outstanding                                                  31,860
    Additional paid-in capital                                   14,190,720
    Stock subscription receivable                                (1,250,000)
    Accumulated deficit                                         (12,895,163)
                                                                ------------
                                                                    (77,417)
                                                                ------------
                                                               $    277,920
                                                                ============

                The accompanying notes to consolidated financial
          statements are an integral part of this financial statement.

                               TS&B HOLDINGS, INC.
                               -------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                           ---------------------------
                                   (Unaudited)

                                                 Three-months ended
                                            ------------------------------
                                             2002                    2001
                                         ------------            -------------

REVENUES                                $        -               $     22,664

COST OF REVENUES                                 -                     31,639
                                         ------------            -------------

GROSS PROFIT (LOSS)                              -                     (8,975)
                                         ------------            -------------

OTHER EXPENSES

    General and administrative               51,039                    74,025
    Professional fees                       401,268                        -
    Marketing                                 5,086                    29,667
    Depreciation and amortization               413                    39,252
    Salaries and related costs              675,000                        -
                                         ------------            -------------

                                          1,132,806                   142,944
                                         ------------            -------------

NET LOSS FROM OPERATIONS                 (1,132,806)                 (151,919)
                                         ------------            -------------

OTHER INCOME (EXPENSE)

    Loss on investment in equity
        securities                               -                    (99,510)
    Interest, net                            18,904                        -
    Other income (expense)                       -                     44,773
                                         ------------            -------------

                                             18,904                   (54,737)
                                         ------------            -------------

NET LOSS                                $(1,113,902)             $   (206,656)
                                         ============            =============

LOSS PER COMMON SHARE                   $       (.04)            $       (.02)
                                         ============            =============

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                           27,381,439               10,911,700
                                         ============            =============

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                               TS&B HOLDINGS, INC.
                               -------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                           ---------------------------
                                   (Unaudited)

                                                   2002                 2001
                                                ---------             ---------

CASH FLOWS FROM OPERATING ACTIVITIES

   Cash received from operating revenues        $     -               $ 18,355
   Cash paid for costs of sales and
      other operating expenses                   (87,238)              (32,249)
   Interest                                           -                (11,297)
                                                ---------             ---------

      Net cash used by operating
         activities                              (87,238)              (25,191)
                                                ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Increase in advance to employee               (59,200)                   -
   Proceeds from sale of investments                  -                 40,611
                                                ---------             ---------

      Net cash (used) provided by investing
         activities                              (59,200)               40,611
                                                ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES  -
   NET PROCEEDS FROM NOTE PAYABLE                148,000                 3,119
                                                ---------             ---------

NET INCREASE IN CASH                               1,562                18,539

CASH, BEGINNING OF PERIOD                           (304)                4,070
                                                ---------             ---------

CASH, END OF PERIOD                             $  1,258              $ 22,609
                                                =========             =========

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                               TS&B HOLDINGS, INC.
                               -------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                           ---------------------------
                                   (Unaudited)

                                                              2002             2001
                                                           -----------      ----------

                          RECONCILIATION OF NET LOSS TO
                      CASH FLOWS FROM OPERATING ACTIVITIES
                      ------------------------------------

NET LOSS                                                   $(1,113,902)      $(206,656)

RECONCILING ADJUSTMENTS

   Depreciation and amortization                                   413          39,252
   Loss on investment in equity securities                          -           99,508
   Increase in accounts receivable, net                         18,904          (4,389)
   Decrease in inventory                                            -           47,778
   Decrease in prepaid expenses and
      other assets                                                  -           61,959
   Increase (decrease) in accounts payable
      and accrued expenses                                      18,655         (62,643)
   Stock issued for compensation and
      consulting services                                    1,026,500              -
                                                           ------------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES                       $   (87,238)      $ (25,191)
                                                           ============      ==========

                   NONCASH INVESTING AND FINANCING ACTIVITIES
                   ------------------------------------------

ISSUANCE OF STOCK FOR SERVICES                             $ 1,026,500       $      -
                                                           ============      ==========

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                               TS&B HOLDINGS, INC.
                               -------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               SEPTEMBER 30, 2002
                               ------------------

The information presented herein as of September 30, 2002, and for the nine months and three months ended September 30, 2002 and 2001, is unaudited.

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

Operating results for the three month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending
June 30, 2003. For further information, refer to the June 30, 2002, financial statements and footnotes included in the Company's annual filing with the
Securities and Exchange Commission.

NOTE B -NET LOSS PER COMMON SHARE

Net loss per common share is computed in accordance with the requirements of
Statement of Financial Accounting Standards No. 128.

NOTE C - BUSINESS ACQUISITIONS

The Company is in process of negotiating purchases of operating companies. In some cases, letters of intent to purchase have been executed between the Company and seller. Generally, each of these letters of intent contain provisions which detail closing requirements. Further, each acquisition is subject to regulations of the Securities and Exchange Commission.

Through November 11, 2002, the Company has not closed nor met the requirements to close, on the purchase of any operating companies.

NOTE D - OPERATING RESULTS

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

Through November 11, 2002, the Company has not obtained the funding necessary to support acquisitions.

The accompanying financial statements have been prepared on the basis the
Company will continue as a going concern and will realize its assets.

                               TS&B HOLDINGS, INC.
                               -------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               SEPTEMBER 30, 2002
                               ------------------

NOTE E - STOCK ISSUED FOR COMPENSATION AND CONSULTING SERVICES

During the three month period ended September 30, 2002, the Company issued
11,250,000 shares of common stock for employee and officer compensation and for consulting services as follows:

         Employee and officer compensation                         $   675,000

         Consulting services                                           351,500
                                                                   ------------

                                                                   $ 1,026,500
                                                                   ============

The quoted fair market value of the Company's stock was used to value the shares issued above.

ITEM 2.           Management's Discussion and Analysis or Plan of Operations

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSBA.

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

                                       3

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

Results of Operation

Gross profit for the first three months period ended September 30, 2002 ("first quarter" of fiscal 2003 decreased 100% compared to the same 2001 fiscal period, due to divesture of Ammonia Hold and Super Dry. General and Administrative
expenses decreased by 31% from the same quarter last year due to general restructuring of the Company's operations. Professional fees increased by 100%
from the previous fiscal years quarter due to outside consulting fees. Marketing expense decreased by 83% from the previous fiscal years quarter due to restructuring and redirection of the Company's marketing efforts. Salaries and related cost increased 100% from the previous fiscal years quarter due to general restructuring of the Company's operations.

The Company recorded a net loss for the quarter of $1,113,902 or $0.035 per
Share for the first quarter of fiscal year 2003 as compared to a net loss of
$206,656 or $0.019 per quarter for the first quarter of fiscal year 2002. The
Company continues to hold securities. When the securities are sold, the company will record the appropriate gain, if any. It is uncertain if the value of these securities will increase.

                                       4

Liquidity and Capital Resources

For the past two fiscal years, the Company's working capital needs have been satisfied by sales revenues and from the sale of securities. At September 30,
2002 the Company had a net working capital deficit of $87,238, a 69% decrease from $280,300 at June 30, 2002. The increase in the working capital is primarily attributed to additional stock issued for compensation and consulting services.
At September 30, 2002, the Company had total assets of $277,920 and total stockholders' equity of ($77,417), compared to total assets of 198,667 and total stockholders' equity of $9,984 at June 30, 2002.

Net cash used by operating activities for the first quarter of fiscal year 2003 was $87,238 compared to $25,191 for the corresponding 2002 period. This was due to increased staff and increases in non-cash expenses. The Company used $59,200 of cash for investing activities for the first quarter of fiscal year 2003 as compared to $40,611 provided by investing activities in the corresponding period of fiscal year 2002. The Company realized $148,000 cash from financing activities in the first quarter of fiscal year 2003, compared to $3,119 in the corresponding period of fiscal year 2002.

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

                                       5

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the
Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TS&B Holdings, Inc.
                               ------------------

Date:  November 14, 2002      By:  /s/ Charles Giannetto
                                  ----------------------
                                       Charles Giannetto
                                       Chief Executive Officer

                                        6