Form 10QSB
period 2002-12-31
TS&B HOLDINGS INC
filed 2003-02-19
CIK 1019852

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 2002

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the transition period from ________ to ________

                        Commission File Number 333-29903

                               TS&B Holdings, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Utah                                        30-0123229
-------------------------------                    ------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

     Citrus Center 255 South Orange Ave. Suite 1501, Orlando, Florida 32801
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

            Class                            Outstanding as of December 31, 2002
-----------------------------                -----------------------------------
Common Stock, $.001 par value                            31,859,700

                               TS&B HOLDINGS, INC.

                       ___________________________________

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

                               TS&B HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS

    Cash                                                     $   1,312
    Amounts due from stockholder                               223,293
    Amounts due from employee                                   60,000
    Other current assets                                         5,340
                                                             ------------

        TOTAL CURRENT ASSETS                                   289,945

OFFICE EQUIPMENT, LESS ACCUMULATED
    DEPRECIATION OF $1,653                                       6,610

OTHER ASSETS - DEPOSITS                                          4,150
                                                             ------------

                                                             $ 300,705
                                                             ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

    Accounts payable and accrued
        expenses                                             $ 187,873
    Notes payable to stockholders                              226,763
                                                             ------------

        TOTAL CURRENT LIABILITIES                              414,636
                                                             ------------

COMMITMENTS AND CONTINGENCIES                                       -
                                                             ------------

STOCKHOLDERS' EQUITY (DEFICIT)

    Common stock $.001 par value,
        100,000,000 shares authorized,
        31,859,700 shares issued and
        outstanding                                             31,860
    Additional paid-in capital                              14,190,720
    Stock subscription receivable                          (1,250,000)
    Accumulated deficit                                    (13,086,511)
                                                             ------------

                                                           (113,931)
                                                             ------------

                                                            $  300,705
                                                             ============

                The accompanying notes to consolidated financial
          statements are an integral part of this financial statement.

                               TS&B HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
                           DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

                                                     Three-months ended
                                               ------------------------------
                                                   2002               2001
                                               ------------       ------------

REVENUES                                       $       -          $   178,031

COST OF REVENUES                                       -               32,254
                                               ------------       ------------

GROSS PROFIT                                           -              145,777
                                               ------------       ------------

OTHER EXPENSES

    General and administrative                     32,769              94,984
    Professional fees                              17,710               6,889
    Marketing                                         720              14,118
    Depreciation and amortization                     413              39,253
    Salaries and related costs                         -               66,687
                                               ------------       ------------

                                                   51,612             221,931
                                               ------------       ------------

NET LOSS FROM OPERATIONS                      (51,612)        (76,154)
                                               ------------       ------------

OTHER INCOME (EXPENSE)

    Loss on investment in equity
        securities                                     -          (188,880)
    Interest, net                                  15,098               4,665
    Other income (expense)                             -                4,706
                                               ------------       ------------

                                                   15,098         (179,509)
                                               ------------       ------------

NET LOSS                                     $(36,514)       $(255,663)
                                               ============       ============

LOSS PER COMMON SHARE                        $(      .001)       $(      .023)
                                               ============       ============

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                31,859,700          11,004,293
                                               ============       ============

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                               TS&B HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
                           DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

                                                       Six-months ended
                                               -------------------------------
                                                   2002               2001
                                               ------------       ------------

REVENUES                                       $       -          $   195,443

COST OF REVENUES                                       -               63,808
                                               ------------       ------------

GROSS PROFIT                                           -              131,635
                                               ------------       ------------

OTHER EXPENSES

    General and administrative                     83,808              61,375
    Professional fees                             418,978              53,390
    Marketing                                       5,806              23,530
    Depreciation and amortization                     826              78,506
    Salaries and related costs                    675,000             142,820
                                               ------------       ------------

                                                1,184,418             359,621
                                               ------------       ------------

NET LOSS FROM OPERATIONS                      (1,184,418)        (227,986)
                                               ------------       ------------

OTHER INCOME (EXPENSE)

    Loss on investment in equity
        securities                                     -           (288,390)
    Interest, net                                  34,002              13,043
    Other income (expense)                             -               41,014
                                               ------------       ------------

                                                   34,002         (234,333)
                                               ------------       ------------

NET LOSS                                     $(1,150,416)       $(462,319)
                                               ============       ============

LOSS PER COMMON SHARE                        $(      .044)       $(      .042)
                                               ============       ============

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                26,234,700          11,007,470
                                               ============       ============

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                               TS&B HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                           DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

                                                 2002               2001
                                               ---------          ---------

CASH FLOWS FROM OPERATING ACTIVITIES

   Cash received from operating revenues      $    -              $ 103,098
   Cash paid for costs of sales and
      other operating expenses               (162,141)             (282,554)
   Interest                                  (3,806)                9,860
                                               ---------          ---------

      Net cash used by operating
         activities                          (165,947)             (169,596)
                                               ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Decrease in notes receivable                   800                58,978
   Increase in advance to employee           (60,000)                   -
   Proceeds from sale of investments               -                 40,610
   Purchase of fixed and other assets              -               (2,489)
                                               ---------          ---------

      Net cash (used) provided by investing
         activities                          (59,200)               97,099
                                               ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from sale of stock                     -                     50
   Proceeds from note payable                 226,763                87,863
                                               ---------          ---------

      Net cash provided by financing
         activities                           226,763                87,913
                                              ---------           ---------

NET INCREASE IN CASH                            1,616                15,416

CASH, BEGINNING OF PERIOD                    (304)                4,070
                                              ---------           ---------

CASH, END OF PERIOD                          $  1,312             $  19,486
                                              =========           =========

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                               TS&B HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                           DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

                                                2002                2001
                                              ---------           ---------

                          RECONCILIATION OF NET LOSS TO
                      CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                     $(1,150,416)        $(462,319)

RECONCILING ADJUSTMENTS

   Depreciation and amortization                     826            78,506
   Loss on investment in equity securities            -            288,390
   Increase in accounts receivable, net       (37,808)         (92,345)
   Decrease in inventory                              -             48,602
   Increase in other assets                   (4,240)         (13,129)
   Decrease in accounts payable
      and accrued expenses                    (809)         (49,555)
   Stock issued for compensation and
      consulting services                      1,026,500            32,254
                                              ---------           ---------

CASH FLOWS FROM OPERATING ACTIVITIES         $(165,947)        $(169,596)
                                              =========           =========

                   NONCASH INVESTING AND FINANCING ACTIVITIES

ISSUANCE OF STOCK FOR SERVICES               $ 1,026,500         $ 507,800
                                              =========           =========

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                               TS&B HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

The information presented herein as of December 31, 2002, and for the six months and three months ended December 31, 2002 and 2001, is unaudited.

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

Operating results for the six month period ended December 31, 2002, are not necessarily indicative of the results that may be expected for the year ending
June 30, 2003. For further information, refer to the June 30, 2002, financial statements and footnotes included in the Company's annual filing with the
Securities and Exchange Commission.

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

Through February 16, 2003, the Company has not closed nor met the requirements to close, on the purchase of any operating companies.

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

Through February 16, 2003, the Company has not obtained the funding necessary to support acquisitions.

The accompanying financial statements have been prepared on the basis the
Company will continue as a going concern and will realize its assets.

                               TS&B HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE E - STOCK ISSUED FOR COMPENSATION AND CONSULTING SERVICES

During the six month period ended December 31, 2002, the Company issued
11,250,000 shares of common stock for employee and officer compensation and for consulting services as follows:

         Employee and officer compensation        $  675,000

         Consulting services                         351,500
                                                  -----------

                                                  $1,026,500
                                                  ===========

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

Management;s goal is to develop the Company into a real estate development and financial services firm.

Management will continue to look at explore other acquisition opportunities as they present themselves.

Planned Acquisition

On April 15, 2002, the Company entered into an acquisition agreement, subject to final audit, with PDG LLC ("PDG"), a Florida LLC, which provides and engages in real estate development and management. PDG currently has two developments in
Naples, Florida known as The Chase Preserve at Lily Resort and Sunstone on the
Fairways at Lily Resort.

The Chase Preserve at Lily Resort is located along a 34+- acre natural Cypress
Preserve surrounded by shimmering lakes and emerald fairways. Because this land is deeded specifically as a Preserve, it will never be developed. The developers have exercised caution to maintain the natural beauty of The Chase Preserve at
Lily Resort. The Chase Preserve at Lily Resort has been designed so homeowners can enjoy two of life's most precious commodities, privacy and beauty.

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

Sunstone on the Fairways at Lily Resort is located surrounded by emerald fairways. All units have beautifully laid out floor plans on first or second floors. These floor plans provide comfort, convenience and the same luxury of a single-family home. Units are either two or three bedrooms with two baths.
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

Results of Operation

Gross profit for the second quarter ended December 31, 2002 ("second quarter" of fiscal 2003) decreased 100% compared to the same 2002 fiscal period, due to divesture of Ammonia Hold and Super Dry. General and Administrative expenses decreased by 67% from the same quarter last year due to general restructuring of the Company's operations. Professional fees increased by 157% from the previous fiscal years quarter due to outside consulting fees. Marketing expense decreased by 95% from the previous fiscal years quarter due to restructuring and redirection of the Company's marketing efforts. Salaries and related cost decreased by 100% from the previous fiscal years quarter due to general restructuring of the Company's operations.

The Company recorded a net loss for the quarter of $36,514 or $0.001 per share as compared to a net loss of $255,663 or $0.023 per share for the same quarter last year. The Company continues to hold securities. When the securities are sold, the company will record the appropriate gain, if any. It is uncertain if the value of these securities will increase.

Liquidity and Capital Resources

For the past two fiscal years, the Company's working capital needs have been satisfied by sales revenues and from the sale of securities. At December 31,
2002 the Company had a net working capital deficit of $124,691, a 41% increase from the deficit of $88,590 at September 30, 2002. The increase in the working capital deficit is primarily attributed to an increase in short-term debt. At
December 31, 2002, the Company had total assets of $305,720 and total stockholders' deficit of ($113,931), compared to total assets of 277,920 and total stockholders' equity of ($77,417) at September 30, 2002.

Net cash used by operating activities through the second quarter of fiscal year
2003 was $165,947 compared to $169,596 for the corresponding 2002 period. The
Company used $59,200 of cash for investing activities through the second quarter of fiscal year 2003 as compared to $97,099 provided by investing activities in the corresponding period of fiscal year 2002. The Company realized $226,763 cash from financing activities through the second quarter of fiscal year 2003, compared to $87,913 in the corresponding period of fiscal year 2002.

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

                                                 TS&B Holdings, Inc.

 Date: February 19, 2003                         By: /s/ JAMES E. JENKINS
                                                   ----------------------
                                                         JAMES E. JENKINS
                                                         Chief Executive Officer