Form 10QSB
period 2003-03-31
TS&B HOLDINGS INC
filed 2003-05-20
CIK 1019852

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 2003

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

            Class                            Outstanding as of March 31, 2003
-----------------------------                -----------------------------------
Common Stock, $.001 par value                            31,859,700

                               TS&B HOLDINGS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003

                               TS&B HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003

                                     ASSETS

CURRENT ASSETS

    Cash                                                            $      1,208
    Accounts receivable, net                                             241,786
    Due from former employee                                              60,000
    Prepaid expenses and other current assets                              1,100
                                                                     ------------
        TOTAL CURRENT ASSETS                                             304,094

OFFICE EQUIPMENT, LESS ACCUMULATED
    DEPRECIATION OF $2,066                                                 6,197

OTHER ASSETS - DEPOSITS                                                    4,150
                                                                     ------------
                                                                    $    314,441
                                                                     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

    Accounts payable and accrued expenses                           $    203,795
    Notes payable to stockholders                                        187,548
                                                                     ------------
        TOTAL CURRENT LIABILITIES                                        391,343
                                                                     ------------
COMMITMENTS AND CONTINGENCIES                                                 -
                                                                     ------------
STOCKHOLDERS' EQUITY (DEFICIT)

    Common stock $.001 par value,
        100,000,000 shares authorized,
        31,859,700 shares issued and
        outstanding                                                       31,860
    Additional paid-in capital                                        14,223,272
    Stock subscription receivable                                    (1,250,000)
    Accumulated deficit                                              (13,082,034)
                                                                     ------------
                                                                     (76,902)
                                                                     ------------
                                                                     $   314,441
                                                                     ============

                The accompanying notes to consolidated financial
          statements are an integral part of this financial statement.

                               TS&B HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                            MARCH 31, 2003 AND 2002

                                                  Three-months ended
                                              2003                    2002
                                         -------------           -------------
REVENUES                                $     10,000            $    213,806

COST OF REVENUES                                  -                   44,001
                                         -------------           -------------
GROSS PROFIT                                  10,000                 169,805
                                         -------------           -------------
OTHER EXPENSES

    General and administrative                26,324                 206,204
    Professional fees                          7,879               1,811,260
    Marketing                                     -                   18,260
    Depreciation and amortization                413                   1,025
    Loss on impairment of long-lived
        assets                                    -                  855,006
                                        -------------           -------------
                                              34,615               2,891,755
                                        -------------           -------------
NET LOSS FROM OPERATIONS                 (24,615)            (2,721,950)

OTHER INCOME (EXPENSE)

    Interest, net                             16,372                   4,589
    Other                                     12,720                  43,472
                                        -------------           -------------
                                              29,092                  48,061
                                        -------------           -------------
NET INCOME (LOSS)                       $      4,477            $(2,673,889)
                                        =============           =============
INCOME (LOSS) PER COMMON SHARE          $         -             $(      .209)
                                        =============           =============
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                            31,859,700              12,799,922
                                        =============           =============

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                               TS&B HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                            MARCH 31, 2003 AND 2002

                                                      Nine-months ended
                                                2003                    2002
                                            ------------            ------------
REVENUES                                   $     10,000            $    409,249

COST OF REVENUES                                     -                  107,809
                                            ------------            ------------
GROSS PROFIT                                     10,000                 301,440
                                            ------------            ------------
OTHER EXPENSES

    General and administrative                  110,132                 390,214
    Professional fees                           426,857               1,818,149
    Marketing                                     5,806                  41,790
    Depreciation and amortization                 1,239                  79,530
    Salaries                                    675,000                  66,687
    Loss on impairment of long-lived
        assets                                       -                  855,006
                                            ------------            ------------
                                              1,219,034               3,251,376
                                            ------------            ------------
NET LOSS FROM OPERATIONS                    (1,209,034)            (2,949,936)
                                            ------------            ------------
OTHER INCOME (EXPENSE)

    Loss on investment in equity
        securities                                   -              (288,390)
    Interest, net                                50,375                  17,632
    Other income (expense)                       12,720                  84,486
                                            ------------            ------------
                                                 63,095             (186,272)
                                            ------------            ------------
NET LOSS                                   $(1,145,939)           $(3,136,208)
                                            ============            ============
LOSS PER COMMON SHARE                      $(      .041)           $(      .270)
                                            ============            ============
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                              28,082,328              11,598,389
                                            ============            ============

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                               TS&B HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                            MARCH 31, 2003 AND 2002

                                                  2003               2002
                                               -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Cash received from operating revenues      $  10,000           $ 243,921
   Cash paid for costs of sales                      -             (75,304)
   Cash paid for expenses                      (163,462)           (322,118)
   Interest                                    (195)           (27,931)
                                               -----------       -----------
      Net cash used by operating
         activities                            (153,657)           (181,432)
                                               -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Decrease (increase) in note
      receivable                                    800            (138,158)
   Increase in advance to employee             (60,000)                 -
   Proceeds from sale of investments                 -               40,610
   Purchase of fixed and other assets                -             (23,009)
                                               -----------       -----------
      Net cash used by investing
         activities                            (59,200)          (120,557)
                                               -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Capital contribution                              -                  50
   Proceeds from note payable                   214,369            299,669
                                               -----------       -----------
      Net cash provided by financing
         activities                             214,369            299,719
                                               -----------       -----------
NET INCREASE (DECREASE) IN CASH                   1,512           (2,270)

CASH, BEGINNING OF PERIOD                      (304)             4,070
                                               -----------       -----------
CASH, END OF PERIOD                           $   1,208          $   1,800
                                               ===========       ===========

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                               TS&B HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                            MARCH 31, 2003 AND 2002

                                                  2003               2002
                                              -------------       -------------
                          RECONCILIATION OF NET LOSS TO
                      CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                      $(1,145,939)        $(3,136,208)

RECONCILING ADJUSTMENTS

   Depreciation and amortization                    1,239              79,532
   Loss on impairment of long-lived
      assets                                           -              855,006
   Loss on investment in equity securities             -              288,390
   Increase in accounts receivable, net        (56,300)         (165,328)
   Decrease in inventory                               -               32,505
   Increase in prepaid expenses and
      other assets                                     -           (37,811)
   Increase in accounts payable
      and accrued expenses                         20,843              72,432
   Stock issued for services                    1,026,500           1,830,050
                                              -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES          $(153,657)        $(181,432)
                                              =============       =============

                   NONCASH INVESTING AND FINANCING ACTIVITIES

ISSUANCE OF STOCK FOR SERVICES                $ 1,026,500         $ 1,830,050

CONTRIBUTION TO CAPITAL BY REDUCTION OF
   NOTE PAYABLE                               $    32,552         $        -
                                              =============       =============

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                               TS&B HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

The information presented herein as of March 31, 2003, and for the three months and nine months ended March 31, 2003 and 2002, is unaudited.

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

Operating results for the nine month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending
June 30, 2003. For further information, refer to the June 30, 2002, financial statements and footnotes included in the Company's annual filing with the
Securities and Exchange Commission.

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

Through May 15, 2003, the Company has not closed nor met the requirements to close, on the purchase of any operating companies.

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

Through May 15, 2003, the Company has not obtained the funding necessary to support acquisitions.

The accompanying financial statements have been prepared on the basis the
Company will continue as a going concern and will realize its assets.

                               TS&B HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE E - IMPAIRMENT OF LONG-LIVED ASSETS

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

      Description                Carrying value        Fair value          Impairment loss

      Patents                      $ 304,533            $      -              $ 304,533

      Manufacturing equipment        650,473              100,000               550,473

                                   $ 955,006            $ 100,000             $ 855,006

The fair values have been determined by the Company's management based upon the net selling price expected in an active market.

NOTE F - STOCK ISSUED FOR COMPENSATION AND CONSULTING SERVICES

During the nine month period ended March 31, 2003, the Company issued 11,250,000 shares of common stock for employee and officer compensation and for consulting services as follows:

         Employee and officer compensation        $   675,000

         Consulting services                          351,500

                                                  $ 1,026,500

The quoted fair market value of the Company's stock was used to value the shares issued above.

Management's Discussion and Analysis or Plan of Operations

TS&B continues to undergo a general restructuring into a holding company with three operating subsidiaries. The Company currently has two subsidiaries, TS&B
Financial Services, Inc. providing financial services and TS&B Investment
Services, LLC providing direct commercial real estate financing and investment opportunities.

TS&B Holdings Inc. and its Financial Services subsidiary are headquartered in
Orlando, Florida with offices in Naples and Tavernier, Florida.

Management continues with its goal to develop the Company into a real estate development and financial services firm.

Management continues to look at and explore acquisition opportunities as they present themselves.

Planned Acquisition

On April 15, 2002, the Company entered into an acquisition agreement, subject to final audit, with PDG LLC ("PDG"), a Florida LLC, which provides and engages in real estate development and management. PDG currently has ownership in developments in Naples, Florida known as The Chase Preserve at Lely Resort and
Sunstone on the Fairways at Lely Resort.

In late 2002 PDG sold all undeveloped lots in the Chase Preserve. PDG retained ownership of two Townhouse Villa's at The Chase Preserve at Lely Resort, one of
which was sold in early 2003.

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

Sunstone on the Fairways at Lely Resort is located on the Mustang Golf Course surrounded by emerald fairways. All units have beautifully laid out floor plans on first or second floors. These floor plans provide comfort, convenience and the same luxury of a single-family home. Units are either two or three bedrooms with two baths. Innovative designs features include comfortable master suites with master baths,open kitchens, great rooms, dining and one-car garages with separate storage.

Sunstone on the Fairways residents enjoy a neighborhood recreation area with a
20-by-40 foot heated swimming pool and a poolside cabana with facilities including a wet bar, a perfect spot for neighborhood gatherings and special events.

PDG LLC competes against mid-sized real estate land developers.

Results of Operation

Gross profit for the third quarter ended March 31, 2002 ("third quarter" of fiscal 2003) decreased 94% compared to the same 2002 fiscal period, due to divesture of Ammonia Hold and Super Dry. General and Administrative expenses decreased by 72% from the same quarter last year due to general restructuring of the Company's operations. Professional fees decreased by 426% from the previous fiscal years quarter due to outside consulting fees. Marketing expense decreased by 700% from the previous fiscal years quarter due to restructuring and redirection of the Company's marketing efforts. Salaries and related cost increased by 1000% from the previous fiscal years quarter due to general restructuring of the Company's operations.

The Company recorded a net gain for the quarter of $4,477 or $0.00014 per share as compared to a net loss of $2,673,889 or $0.209 per share for the same quarter last year. The Company continues to hold securities. When the securities are sold, the company will record the appropriate gain, if any. It is uncertain if the value of these securities will increase.

Liquidity and Capital Resources

For the past two fiscal years, the Company's working capital needs have been satisfied by sales revenues and from the sale of securities. At March 31,
2003 the Company had a net working capital deficit of $87,249, a 30% decrease from the deficit of $124,691 at December 31, 2002. The decrease in the working capital deficit is primarily attributed to a decrease in short-term debt. At
March 31, 2003, the Company had total assets of $314,441 and total stockholders' deficit of ($76,902), compared to total assets of $300,705 and total stockholders' equity of ($113,931) at December 31, 2002.

Net cash used by operating activities through the third quarter of fiscal year
2003 was $153,657 compared to $181,432 for the corresponding 2002 period. The
Company used $59,200 of cash for investing activities through the third quarter of fiscal year 2003 as compared to $120,557 provided by investing activities in the corresponding period of fiscal year 2002. The Company realized $214,369 cash from financing activities through the third quarter of fiscal year 2003, compared to $299,719 in the corresponding period of fiscal year 2002.

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

                                                 TS&B Holdings, Inc.

 Date: May 20, 2003                         By: /s/ JAMES E. JENKINS
                                                   ----------------------
                                                    JAMES E. JENKINS
                                                    Chief Executive Officer

                                 CERTIFICATIONS

I, James E. Jenkins, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of TS&B Holdings, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly  report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly  report is being prepared;
        (b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly  report (the Evaluation Date); and
        (c)   presented in this quarterly  report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

        (a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        (b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officer and I have indicated in this quarterly  report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ James E. Jenkins
    Chief Executive Officer

                                 CERTIFICATIONS

I, Charles Giannetto, certifies that:

1.   I have reviewed this quarterly report on Form 10-QSB of TS&B Holdings Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly  report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly  report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly  report is being prepared;
        (b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly  report (the Evaluation Date); and
        (c)   presented in this quarterly  report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

        (a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        (b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officer and I have indicated in this quarterly  report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ Charles Giannetto
    Chief Financial Officer