Form 10-K
period 2003-06-30
TS&B HOLDINGS INC
filed 2003-10-14
CIK 1019852

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
        [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities
            Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 2003

        [ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities
            Exchange Act of 1934

                        Commission File Number 333-29903

                               TS&B HOLDINGS, INC.
                 (Name of small business issuer in its charter)

                  Utah                               30-0123229
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)          Identification No.)

       556 Sand Lake Center IV 7380 Sand Lake Rd., Orlando, Florida 32819
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

State the issuer's revenues for its most recent fiscal year. $46,200.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days.
$463,914 (Based on bid price of $.009 and ask price of .012 on September 30,
2003 and 44,113,796 shares held by non-affiliates)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                   Outstanding as of September 30, 2003

        Common Stock, Par Value                   53,259,700
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

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control persons;
                Compliance with Section 16(a) of the Exchange Act......... 11

Item 10.  Executive Compensation.......................................... 12

Item 11.  Security Ownership of Certain Beneficial Owners and Management.. 12

Item 12.  Certain Relationships and Related Transactions.................. 13

                                     PART IV

Item 13.  Exhibits and Reports............................................ 13

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

TS&B Financial Services, Inc., an independent financial services firm serving customers nationally from its headquarters in Orlando, Florida, has offices in
Freeport, Illinois, and Tavernier, Florida.

The Company's principal executive offices are located at 556 Sand Lake Center
IV, 7380 Sand Lake Rd., Orlando, Florida, 32819, and its telephone number is
407-649-8325.

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

Employees

Presently, the Company does not have employees. The Company has two full time officers. The officers are paid on performance. The Company does not currently offer a pension plan. Management intends to hire qualified personnel as business conditions warrant. The Company may use the services of certain outside consultants and advisors as needed on a contract basis.

Facilities

The Company's principal place of business and corporate offices are located at
556 Sand Lake Center IV, 7380 Sand Lake Rd., Orlando, Florida, 32819. These
temporary facilities are located in the Sand Lake Center IV Building. The leased facilities consist of approximately 500 square fee of Class A space, at a rate of $23.00 per square foot. The term of the lease, negotiated in August 2003, is six (6) months.

The subsidiary of the Company represents certain sectors of the nation through offices located in Tavernier, Florida, and Freeport, Illinois.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's Securities Holders during the fourth quarter of the Company's fiscal year ended June 30, 2003.

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

                   Fiscal Year                 High              Low

                  (Starting July 1)
                  2002   First Quarter          .01              .055
                         Second Quarter        .055              .012
                         Third Quarter          .02              .008
                         Fourth Quarter        .017              .009

                  2002   First Quarter         .019              .005
                         Second Quarter           -                 -
                         Third Quarter            -                 -
                         Fourth Quarter           -                 -
                                             ---------         ---------

(1) Through June 30, 2003

As of September 30, 2003 there were approximately 1,101 holders of record of the
Company's common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past on its common stock, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.

Recent Sales of Unregistered Securities

In fiscal 2003, the Company issued the following shares as compensation, acquisition and consulting fees:

  --------------------- ------------
  Joel Arvilla           1,500,000
  --------------------- ------------
  Scott Neils            2,000,000
  --------------------- ------------
  Roy Salisbury          3,500,000
  --------------------- ------------
  Charles Giannetto      2,000,000
  --------------------- ------------
  Frank Clear              200,000
  --------------------- ------------
  David Bryant           7,000,000
  --------------------- ------------
  Diana Jenkins          4,500,000
  --------------------- ------------
  Kirt Ashman            4,500,000
  --------------------- ------------
  Michael Ebbeler        7,000,000
  --------------------- ------------
  Richard Harris           400,000
  --------------------- ------------

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

Management's Statement

TS&B Holdings, Inc. over the past year has been working to implement the strategy of the company as a financial services and real estate development company. The Company currently has one subsidiary, TS&B Financial Services,Inc..

Management's ongoing goal is to develop the Company into a real estate development and financial services firm. Management continues to look at and explore other acquisition opportunities as they present themselves.

Planned Acquisition

On April 15, 2002, the Company entered into an acquisition agreement, subject to final audit, with PDG LLC ("PDG"), a Florida LLC, which provides and engages in real estate development and management. PDG has yet to supply audited financial statements to complete the transaction.

Agreements

On January 30,2003 Company signed a fee letter agreement with an Orlando developer, Gillio Development, for financing for a chain of national franchise restaurants. TS&B Financial Services, a subsidiary of Company in connection with the Gillio engagement is providing investment and merchant banking services, strategic planning advice and corporate finance consulting.

On January 22, 2003 the Company signed a Consulting Agreement with Cummings
Financial Services, a local multi-talented entrepreneur and country and western entertainer to assist in raising capital for his entertainment career and for the manufacturing and marketing of two unique patented accessories that will be sold to the recreational vehicle and automotive accessories industry. This client also retained Company to assist in the sale of its residential mortgage business in the Tampa area.

On February 4, 2003 Company announced a new business relationship with Trust
Mortgage Company, a nationwide mortgage banking firm headquartered outside of
Boston MA. This relationship implements a strategic goal of Company's corporate growth program designed to establish the Company as a leading financial services and commercial real estate holding company with strong national presence. This relationship will enhance the Company's direct lending services for commercially viable projects. This development provides Company with the strong backing of an established nationwide mortgage-banking firm enabling Company to offer commercial mortgage funding nationwide for qualified properties. Funding is provided through the mortgage firm's relationships with life insurance companies, conduits, banks and HUD insurance programs. The mortgage firm is a federally licensed mortgagee through FHA.

On March 10, 2003 the Company signed a consulting agreement with answerRx, a
Florida firm that provides consulting services to large groups for fulfillment of prescriptions from licensed Canadian pharmacies. Company is providing consulting and strategic planning services this group prescription service firm.
With the national concern over the high cost of prescriptions is in the forefront of the domestic news, Company believes this pharmacy service firm provides a valuable service.

On April 10, 2003 Company signed a Letter Agreement with a California company,
The Credit Exchange, to provide corporate consulting and write a business plan and Private Placement Memorandum to be used in conjunction with a Private
Placement the Credit Exchange is undertaking. The Credit Exchange acts as an intermediary for credit repair services nationwide.

On May 7, 2003 Company executed a Letter of Intent to acquire the assets of
Independence Water Group, a Virginia LLC (IWG). IWG acquired the assets of
Grayson Spring Water, from a sale in bankruptcy. In their last year of operation the former company known as Grayson had revenues of approximately $15M dollars.
The water company's primary asset is an existing plant with capacity to produce
3.0M bottles of water a month. IWG developed unique formulas for nutritional water, and healthful sports and isotonic waters and will begin branding these products under the name Health Beverage Group, Inc.. Bottled water is the fastest growing major beverage category with annual sales approaching $9.0
Billion. Company looks forward to aggressively entering this market. Company.
will immediately begin assisting in development and marketing of Health Beverage
Group, Inc. products. The agreements are subject to material and customary contingencies.

On June 22, 2003 Company entered into a Letter Agreement with Stanton Walker &
Company, a New York Investment Banking Firm to acquire ninety percent of
Wellstone Acquisition Corp. The agreements are subject to material and customary contingencies.

 Subsequent Events

On September 22, 2003 Company through it's nominee, Health Beverage Group, Inc.,
(a to be formed Virginia Corporation), signed an asset acquisition agreement with Independence Water Group (IWG).The pertinent provisions of said agreement follow:

At Closing, HBG shall acquire the Assets and business set forth on Exhibit "A"
(collectively "Assets") of SELLER for the total purchase price specified herein below ("Purchase Price"). SELLER at Closing shall provide HBG with a Warranty
Deed and Bill of Sale for the items set forth on Exhibit A. Said Warranty Deed and Bill of Sale shall convey the Assets free and clear of all liens, encumbrances and charges. The Purchase Price shall be payable at Closing as follows:

a)       a sum of cash represented by cash, capital contributions, and SELLER loans (currently this amount is Eight Hundred Thirty One Thousand dollars ($831,000.00) USD in cash, at Closing;

b)       a non-accountable expense premium of 25% on the amount in sub-paragraph
         1(a), in cash at Closing;

c)       A valid enforceable Second Mortgage in the amount of One Million Two
         Hundred Thousand ($1,200,000.00)USD secured by Assets from HBG to
         SELLER (or its successors or assigns)

d)       Payment of the Grayson National Bank mortgages in the approximate amount of Two Million Five Hundred Forty Thousand dollars
         ($2,540,000.00) USD

e)       Payment of Trade payables in the current approximate amount of
         $165,000.00 as set forth in Exhibit "B". The final amount paid hereunder is subject to Article 2.

Company is currently in the process of undertaking a Private Placement to fund the transaction.

On September 23, 2003 Company signed a Memorandum of Understanding with
EnviroTech Rotary Power Holdings, Inc. (ERPH) to acquire eighty percent of the
ERPH. ERPH is a company with ownership and cross ownership in various companies and technologies, including, Cryofire Golf Technology, Rotary Power Engine
Technology and ElectroMarine Technology. Company and ERPH shall enter into a
Stock Acquisition Agreement whereby ERPH shall convey 80% ownership to Company for Five Million (5,000,000) common shares of Company shares and $750,000USD post merger from an equity Line. ERPH owners will retain twenty percent (20%)
ownership in ERPH. ERPH will act as a Holding Company for the these various technology subsidiaries. ERPH will own no less than forty-nine percent (49%) of each subsidiary and the balance of the 51% shall be owned by the original shareholders of ERPH or their nominees. The Purchase shall be funded by Company providing a post-merger initial equity Line in the amount of $2.5M to fund the initial purchase of $750,000USD and the balance of cash for future expansion of
ERPH and its subsidiaries. The agreements are subject to material and customary contingencies.

On September 24, 2003 Company entered into an acquisition agreement with Sports
Nation, Inc., a Nevada privately held company in the sports memorabilia and related businesses. The agreements are subject to material and customary contingencies. The pertinent provisions of said agreement follow:

"At Closing, TSBB shall acquire One Hundred Percent (100%) of all of the issued and outstanding capital stock (fully paid and non-assessable) of the SELLER, the amount of One Thousand (1,000) common shares ("SHARES") of SELLER for the total purchase price of Thirty Thousand and 00/100 Dollars ($30,000) USD ("Purchase
Price") payable at Closing as follows: Three Million Rule 144 shares of TSBB
("STOCK").

                              Results of Operations

The following table sets forth the percentage relationship to total net sales of principal items contained in the Company's Statements of Operations for the two
most recent fiscal years ended June 30, 2003 and 2002. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                           Fiscal Years Ended
                                                                 June 30,
                                                           2003           2002

        Total net sales                                    100%           100%
        Cost of sales                                       -              -
        Gross profit                                       100            100
        Sales and marketing expenses                        23             15
        General and administrative expenses              3,608          1,205
        Depreciation and amortization                      3.5              1
        (Loss) from operations                          (3,438)        (1,121)
        Other income (loss)                               (170)          (137)
        Net loss from discontinued operations              -0-           (682)
        Income (loss) before income taxes               (3,682)        (1,940)
        Provisions (benefit) for income taxes               -              -
        Net income (loss)                               (3,682)        (1,940)

For the Year Ended June 30, 2003 Compared to the Year Ended June 30, 2002

Total sales, net of allowances and discounts, for the fiscal year ended June 30,
2003 ("2003") decreased 75% from the fiscal year ended June 30, 2002 ("2002")
attributed to reduced client fees. Cost of sales (as a percentage of total revenues) in 2003 and 2002 did not exist

Sales and marketing expenses decreased 29% in 2003 due to reduced overhead and the discontinuance of certain product offerings. As a percentage of total revenues, sales and marketing expenses increased from 11% in 2002 to 23% in
2003, attributed to decrease revenue. General and administrative expenses increased 284% in 2003 primarily due to professional fees. As a percentage of total revenues, general and administrative expenses (including professional fees) increased from 1,205% in 2002 to 3,682% in 2003. This result is primarily attributed to reduced sales. Although, there was an increase in the percentage of G & A, the overall expense amount was reduced 33% in 2003.

During 2003, the Company recognized no loss from trading equities compared to a loss of $288,390 in 2002. The Company had a net loss of $1,588,23 in 2003 compared to a net loss of $4,081,069 in 2002.

Net Operating Losses

The Company has accumulated approximately $11,300,000 of net operating loss carryforwards as of June 30, 2003, which may be offset against future taxable income. The net operating loss begins to expire in the year 2009. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended June 30, 2003 because the potential tax benefits of the loss carryforward is offset by valuation allowance of the same amount.

                         Liquidity and Capital Resources

Historically, the Company's working capital needs have been satisfied by sales revenues and from the sale of securities. At June 30, 2003 the Company had a net working capital of $38,076, compared to net working capital deficit of $(304) at
June 30, 2002. The increase in working capital at June 30, 2003 is primarily attributed to proceeds from Note Payable and officer and shareholder advances.
Working capital was positively affected at June 30, 2003 by the increase in accounts payable and accrued expenses.

At June 30, 2003, the Company had total assets of $238,758 and total stockholders' equity of $(233,664), compared to total assets of $198,667 and total stockholders' equity of $9,984 at June 30, 2002.

Net cash used by operating activities for 2003 was $236,672 compared to $280,300 in 2002. This was due to primarily to the reduced staff and increases in non-cash expenses for 2003, including inventory write down and decrease in market value of tradeable securities. The Company was provided no cash flows by investing activities in 2003 compared to $114,683 used by investing activities in 2002. The Company realized $275,052 cash from financing activities in 2003, and realized $161,243 in 2002 from debt financing. The Company anticipates meeting its working capital needs during 2003 fiscal year primarily with revenues and debt financing. In the opinion of management, inflation has not had a material effect on the operations of the Company.

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

Item 7. Financial Statements

The Company's financial statements as of and for the fiscal years ended June 30,
2003 and 2002 have all been examined to the extent indicated in their report by
B2d Semago, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to
Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein starting with page F-1.

                                       10

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

              Name             Position           Director Since       Age

        James E. Jenkins     President, Chief         2003             48
                             Executive Officer
                             and Director

        Charles Giannetto    Secretary/Treasurer      2003             48
                             Chief Financial
                             Officer and Director

        Thomas Ginther       Director                 2003             44

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

                                       11

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

             none

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, to the best knowledge of the Company as September 30, 2002, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director and all directors and officers as a group.

Name and Address                 Amount and Nature of      Percent
of Beneficial Owner              Beneficial Ownership     of Class(1)
-------------------              --------------------     -----------
James E. & Diana Jenkins*            5,372,3947              9.91%
556 Sand Lake Center
7380 Sand Lake Rd
Orlando, Florida 32819

Charles Giannetto*                      500,000              0.93%
556 Sand Lake Center
7380 Sand Lake Rd.
Orlando, Florida  32819

                                       12

Thomas Ginther*                               0               0.0%
1501 Citrus Center
255 South Orange Avenue
Orlando, Florida 32801

TransAtlantic Surety &                3,273,510              6.15%
Bond Company, Ltd.
c/o 5703 Red Bug Lake Rd. #214
Winter Springs, Florida 32708

All directors and executive           9,145,904              33.5%
officers as a group
(3 persons in group)

----------------
*   Director and/or executive officer

Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated
above.

(1) Based upon 53,259,700 shares of common stock outstanding on September 30,
2003.

Item 12. Certain Relationships and Related Transactions

During 2003 the Company provided financial advisory services to Transatlantic
Surety & Bond Co., Ltd., a 6.15% stockholder of the Company. Fees charged for these services amounted to $210,300. At June 30, 2003, the Company wrote off
$107,403 for the above-described services.

In early fiscal 2003 the Company advanced a stockholder and former employe
$60,000. As of June 30, 2003, management has determined this amount to be uncollectible and has written it off.

The Company disposed ot its manufacturing segment during 2002. The net assets were purchased by companies owned by a stockholder and former officer of the
Company. In connection with this transaction a loss of $192,858 on disposal of discontinued operations was recorded.

                                     PART V

Item 13. Exhibits and Reports on Form 8-K

Exhibit No.         Description
-----------         -------------
31.1                Certification of President and Chief Executive Officer
                    pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                Certification of Chief Financial Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                Certification of President and Chief Executive Officer
                    pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                Certification of Chief Financial Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Company Financial Statements June 30, 2003

                                       13

                               TS&B HOLDINGS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003

                               TS&B HOLDINGS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003

                                    CONTENTS

                                                                           Page
                                                                         -------
INDEPENDENT AUDITORS' REPORT                                                 F-1

CONSOLIDATED FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEET                                               F-2

    CONSOLIDATED STATEMENTS OF OPERATIONS                              F-3 - F-4

    CONSOLIDATED STATEMENTS OF CHANGES
        IN STOCKHOLDERS' EQUITY
        ACCUMULATED (DEFICIT)                                                F-5

    CONSOLIDATED STATEMENTS OF CASH FLOWS                              F-6 - F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-8 - F-19

To the Board of Directors
TS&B Holdings, Inc.
Orlando, Florida

                          Independent Auditors' Report

We have audited the accompanying consolidated balance sheet of TS&B Holdings,
Inc. as of June 30, 2003, and the related consolidated statements of operations, changes in stockholders' equity accumulated (deficit) and cash flows for the years ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TS&B Holdings, Inc.
as of June 30, 2003, and the results of its operations, changes in stockholders'
equity accumulated (deficit) and cash flows for the years ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the
United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company's liabilities exceed assets and it has incurred net losses from continuing operations of $1,588,423 and $2,647,337 for 2003 and
2002. During 2002, the Company began offering investment banking and other financial advisory services. In 2003 and 2002, revenues from these services were not able to support on-going operations. Further, 2003 operating cash flows were insufficient to support operations. Through October 10, 2003, the Company has not generated revenues nor obtained debt or equity funding to support continuing operations. These factors and others discussed in Note M raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/B2d semago

CERTIFIED PUBLIC ACCOUNTANTS
Tampa, Florida
October 10, 2003

                               TS&B HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003

                                     ASSETS

CURRENT ASSETS

    Cash                                                           $     38,076
    Accounts receivable                                                   7,000
    Interest due on stock subscription
        receivable                                                      153,082
    Other current assets                                                    100
                                                                   -------------
        TOTAL CURRENT ASSETS                                            198,258

OTHER ASSET - DEPOSIT ON PENDING
    ACQUISITION                                                          40,500
                                                                   -------------
                                                                   $    238,758
                                                                   =============

           LIABILITIES AND STOCKHOLDERS' EQUITY ACCUMULATED (DEFICIT)

CURRENT LIABILITIES

    Accounts payable and accrued
        expenses                                                   $    177,553
    Advances from officers and stockholders                             144,869
    Note payable to related parties                                     150,000
                                                                   -------------
        TOTAL CURRENT LIABILITIES                                       472,422
                                                                   -------------
COMMITMENTS AND CONTINGENCIES                                                -
                                                                   -------------
STOCKHOLDERS' EQUITY ACCUMULATED (DEFICIT)

    Common stock, $.001 par value,
        100,000,000 shares authorized,
        53,259,700 issued and outstanding                                53,260
    Additional paid-in capital                                       14,487,594
    Stock subscription receivable                                   (1,250,000)
    Accumulated deficit                                             (13,524,518)
                                                                   -------------
                                                                    (233,664)
                                                                   -------------
                                                                   $    238,758
                                                                   =============

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                               TS&B HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

                                              2003                     2002
                                          -----------               ------------
REVENUES                                  $    46,200               $   210,400
                                          -----------               ------------
OPERATING EXPENSES

    Professional fees                         673,297                 2,174,677
    General and administrative              1,027,891                   361,641
    Depreciation and amortization               1,653                       837
    Marketing expenses                         10,656                    32,192
                                          -----------              -------------
                                            1,713,497                 2,569,347
                                          -----------              -------------
NET OPERATING LOSS                         (1,667,297)               (2,358,947)
                                          -----------              -------------
OTHER INCOME (EXPENSE)

    Interest income                            75,000                        -
    Interest expense                       (13,096)                       -
    Loss on stock investment                       -                 (288,390)
    Other                                      16,970                      -
                                          -----------               ------------
                                               78,874                (288,390)
                                          -----------               ------------
NET LOSS FROM CONTINUING
    OPERATIONS                             (1,588,423)               (2,647,337)
                                          -----------               ------------
NET LOSS FROM DISCONTINUED
    OPERATIONS

    Net loss from discontinued
        operations                                 -                 (1,240,874)
    Loss on disposal of discontinued
        operations                                 -                 (192,858)
                                          -----------               ------------
                                                   -                 (1,433,732)

NET LOSS                                  $(1,588,423)              $(4,081,069)
                                          ===========               ===========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                               TS&B HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

                                              2003                      2002
                                         ------------              -------------
NET LOSS PER COMMON
    SHARE                                $(       .04)             $(       .31)
                                         ============              =============
WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                     35,945,453                13,247,634
                                         ============              =============
NET LOSS FROM CONTINUING
    OPERATIONS                           $(       .04)             $(       .20)
                                         ============              =============
NET LOSS FROM DISCONTINUED
    OPERATIONS                           $(      -   )             $(       .09)
                                         ============              =============
LOSS ON DISPOSAL OF DISCONTINUED
    OPERATIONS                           $(      -   )             $(       .02)
                                         ============              =============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                               TS&B HOLDINGS, INC.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY ACCUMULATED (DEFICIT)
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

                                                           Additional      Stock
                                     Common stock           paid-in     subscription   Accumulated
                               -------------------------
                                 Shares       Par value     capital      receivable     (deficit)
                              -------------------------- ------------- -------------- -------------

BALANCE JUNE 30, 2001         10,911,700      $ 10,912   $ 10,895,317  $ (1,250,000)  $ (7,855,026)

  Stock issued for Director,
    employee and officer
    compensation                 912,000           912        130,888            -              -

  Stock issued for
    professional services      8,786,000         8,786      2,149,264            -              -

  Net (loss)                          -             -              -             -      (4,081,069)
                              -------------------------- ------------- -------------- -------------

 BALANCE JUNE 30, 2002        20,609,700        20,610     13,175,469    (1,250,000)   (11,936,095)

  Stock issued for employee
    and officer compensation   9,150,000         9,150        712,325             -             -

  Stock issued for
    professional services     19,000,000        19,000        563,800             -             -

   Stock issued in connection
      with acquisition         4,500,000         4,500         36,000             -             -

  Net (loss)                          -             -              -              -     (1,588,423)
                              -------------------------- ------------- -------------- -------------

 BALANCE JUNE 30, 2003        53,259,700      $ 53,260   $ 14,487,594   $ (1,250,000) $(13,524,518)
                              ========================== ============= ============== =============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                               TS&B HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

                                                2003                    2002
                                             ---------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES

    Cash received from customers             $  39,200                $ 102,097
    Cash paid for continuing operating
        expenses                              (292,842)                (56,924)
    Cash paid for discontinued operations           -                  (325,473)
    Other                                       16,970                       -
                                             ---------               -----------
        Net cash used by operating
           activities                         (236,672)                (280,300)
                                             ---------               -----------
CASH FLOWS FROM INVESTING ACTIVITIES

    Proceeds from sale of investments               -                    40,610
    Repayment of notes receivable                   -                    87,486
    Purchase of office equipment                    -                  (8,263)
    Other                                           -                  (5,150)
                                             ---------               -----------
        Net cash provided by
           investing activities                     -                   114,683
                                             ---------               -----------
CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from notes payable                150,000                  173,100
    Proceeds from officer and
        stockholder advances                   125,052                 (11,857)
                                             ---------                ----------
        Net cash provided by
           financing activities                275,052                  161,243
                                             ---------                ----------
NET INCREASE (DECREASE) IN CASH                 38,380                 (4,374)

CASH, BEGINNING OF YEAR                       (304)                   4,070
                                             ---------                ----------
CASH (DEFICIT), END OF YEAR                  $  38,076                $(304)
                                             =========                ==========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                               TS&B HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

                                                         2003           2002
                                                    ------------    ------------
                          RECONCILIATION OF NET LOSS TO
                      CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                            $(1,588,423)    $(4,081,069)

RECONCILING ADJUSTMENTS

    Loss on disposition of assets                         5,783              -
    Loss on investments                                      -          288,390
    Loss from discontinued operations                        -        1,240,874
    Loss on disposal of discontinued
        operations                                           -          192,858
    Decrease (increase) in accounts
        receivable                                      101,203      (108,303)
    (Increase) decrease in other assets              (69,850)         10,674
    Depreciation and amortization                         1,653             827
    Increase in accounts payable
        and accrued expenses                              8,687         211,072
    Stock issued for services                         1,304,275       2,289,850
    Decrease in net assets from
        discontinued operations                              -       (325,473)
                                                    ------------    ------------
CASH FLOWS FROM OPERATING
    ACTIVITIES                                      $(236,672)    $(280,300)
                                                    ============    ============

                   NONCASH INVESTING AND FINANCING ACTIVITIES

STOCK ISSUED FOR SERVICES                           $ 1,304,275     $ 2,289,850
                                                    ============    ============
STOCK ISSUED AS DEPOSIT                             $    40,500     $        -
                                                    ============    ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                               TS&B HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company activities

TS&B Holdings, Inc. (formerly known as Ammonia Hold, Inc.) (the Company) was incorporated in the state of Utah in 1980.

Prior to 2003 the principal business of the Company was the manufacture of odor reducing and oil and grease absorbent products using patented processes. As further described below, at June 30, 2002, the Company disposed of this segment of the business.

Commencing in 2002, the Company began offering investment banking and other financial advisory services to companies in a variety of businesses.

Basis of presentation

The accompanying consolidated financial statements include the Company and its wholly-owned subsidiary TS&B Financial Services, Inc. in 2003 and 2002, and
Super Dry Industries, Inc. in 2002. All intercompany accounts and transactions have been eliminated in consolidation.

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

                               TS&B HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                               TS&B HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE B - STOCK ISSUED FOR COMPENSATION AND CONSULTING SERVICES

During the years ended June 30, 2003 and 2002, the Company issued shares of
Company stock for Director, officer and employee compensation and for various professional consulting services. A summary of these activities is as follows
(shares in 100's):

                                    2003                     2002
                            Shares       Amount     Shares           Amount
                            --------------------- ---------------------------
   Director compensation         -      $      -     5,000        $    70,000

   Employee and officer
      compensation           91,500       721,475    4,120             61,800

   Professional
      consulting
      services              190,000       582,800   87,860          2,158,050
                           ---------------------- ---------------------------
                            281,500   $ 1,304,275   96,980        $ 2,289,850
                           ====================== ===========================

The value assigned to the above shares is based on the stocks' traded market price on or about the date the shares were issued.

For the years ended June 30, 2003 and 2002, the above amounts are included in professional fees and general and administrative expenses.

NOTE C - STOCK SUBSCRIPTION RECEIVABLE

In June 2001, the Company entered into an acquisition agreement with
Transatlantic Surety and Bond Co., Ltd. (TSB), a United Kingdom corporation, for purchase of 30% of its outstanding stock. Terms of the agreement provided for the following, among others:

-     a purchase price of $1,250,000, payable in the form of a convertible, callable, secured, subordinated debenture (see below);

-     TSB shall, on a best efforts basis, raise debt funds, and acquire operating companies, as defined;

-     granted stock purchase options to TSB for a three year period as follows:

-             3,000,000 shares at $1.50 per share
-             3,000,000 shares at $3.50 per share

                               TS&B HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE C - STOCK SUBSCRIPTION RECEIVABLE (continued)

The subordinated debenture noted above is from a company affiliated with TSB
Holdings, Inc. and bears interest at 6.0%. A portion of the acquired shares are held in escrow pending TSB performance on debenture terms. Principal is payable as follows:

                         Date                                        Amount
                      ---------                                   -----------
                      June 2002                                   $   312,500
                      June 2003                                       312,500
                      June 2004                                       625,000
                                                                  -----------
                                                                  $ 1,250,000
                                                                  ===========

In addition, the Company has the option after June 2004, to convert the debenture into stock of the affiliated company at the then existing market price.

At June 30, 2003 and through October 10, 2003, TSB and/or its affiliated company has not made its scheduled principal and interest payments. Further TSB has been unsuccessful in raising debt funds and acquiring operating companies. At June
30, 2003, unpaid interest on the debenture amounted to $153,082.

                               TS&B HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE D - SEGMENTS

Through June 30, 2002, the Company operated in two business segments;
manufacture of odor and absorption products; and financial services. Separate management of each segment is required because each business unit is subject to different marketing, delivery and technology strategies.

At June 30, 2003 and 2002, and for the years then ended, information on reportable segments is as follows:

June 30, 2003

                                                      Financial     Consolidated
                                   Manufacturing       services        totals
                                   -------------     -----------    ------------
   External revenues                $       -        $    46,200    $    46,200
                                   =============     ===========    ============
   Intersegment revenues            $       -        $        -     $        -
                                   =============     ===========    ============
   Interest expense, net            $       -        $        -     $        -
                                   =============     ===========    ============
   Depreciation                     $       -        $     1,653    $     1,653
                                   =============     ===========    ============
   Loss from continuing
      operations                    $       -        $(1,588,423)   $(1,588,423)
                                   =============     ===========    ============
   Loss from discontinued
      operations                    $       -        $        -     $        -
                                   =============     ===========    ============
   Significant non-cash
      items -

      Employee and
         consultant
         compensation               $       -        $ 1,304,275    $ 1,304,275

      Loss on stock
         investments                        -                 -              -

      Loss on disposal of
      discontinued assets                   -                 -              -
                                    ------------     -----------    ------------
                                    $       -        $ 1,304,275    $ 1,304,275
                                    ============     ===========    ============
   Total assets                     $       -        $   238,758    $   238,758
                                    ============     ===========    ============
   Expenditures for long-
      lived assets                  $       -        $        -     $        -
                                    ============     ===========    ============

                               TS&B HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE D - SEGMENTS (continued)

June 30, 2002
                                                Financial      Consolidated
                              Manufacturing      services          totals
                              -------------    -------------   -------------
   External revenues           $        -      $   210,400      $   210,400
                              =============    =============   =============
   Intersegment revenues       $        -      $        -       $      -
                              =============    =============  =============
   Interest expense, net       $        -      $        -       $      -
                              =============    =============   =============
   Depreciation                $        -      $       837      $       837
                              =============    =============   =============
   Loss from continuing
      operations               $        -      $(2,647,337)     $(2,647,337)
                              =============    =============   =============
   Loss from discontinued
      operations               $(1,240,874)    $        -       $(1,240,874)
                              =============    =============   =============
   Significant non-cash
      items -

      Employee and
         consultant
         compensation          $        -      $(2,289,850)     $(2,289,850)

      Loss on stock
         investments                    -       (288,390)      (288,390)

      Loss on disposal of
      discontinued assets       (192,858)             -        (192,858)
                               ------------    -------------   -------------
                               $(192,858)    $(2,578,240)     $ 2,771,098
                               ============    =============   =============
   Total assets                $      -        $   198,667      $   198,667
                               ============    =============   =============
   Expenditures for long-
      lived assets             $      -         $     8,263     $     8,263
                               ============    =============   =============

The chief operating decision makers do not use cash loaned or invested in the
Company's segments to evaluate their performance. However, such information is furnished to the chief operating decision makers. For the years ended June 30,
2003 and 2002, cash loaned or invested in each of the Company's segments amounted to:

                                             2003                     2002
                                          ---------                 ---------
      Manufacturing                       $      -                  $ 173,100

      Financial services                    275,052                        -
                                          ---------                 ---------
                                          $ 275,052                 $ 173,100
                                          =========                 =========

                               TS&B HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE D - SEGMENTS (continued)

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

A summary of assets disposed of and liabilities assumed at June 30, 2002, are as follows:

         Current assets                                           $   357,426
         Fixed assets, net                                          1,096,730
         Other assets                                                 528,485
         Current liabilities                                       (683,885)
         Bank and other long-
             term debt                                             (1,105,898)
                                                                  ------------
         Loss on disposal                                         $   192,858
                                                                  ============

Included in current liabilities above is $425,000, the Company owes the Internal
Revenue Service for current and delinquent payroll taxes and associated interest and penalties. The purchaser has indemnified the Company in the event they are unable to settle and pay amounts due and the IRS pursues collection efforts against the Company. At June 30, 2003, the eventual outcome of the purchaser's payment efforts with the Internal Revenue Service; the purchaser's ability to financially indemnify the Company, and the Company's ultimate liability to the
Internal Revenue Service, is unknown.

NOTE F - BUSINESS ACQUISITIONS

During 2002, the Company pursued a number of acquisitions of operating companies
- including issuing memorandums of understanding and signing purchase agreements. Each of these documents included contingent purchase terms and other requirements. At June 30, 2003, other than described below, all such acquisitions have been cancelled due to the contingent purchase terms not being met.

                               TS&B HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE F - BUSINESS ACQUISITIONS (continued)

At June 30, 2003 and through October 10, 2003, the Company has three active and separate acquisitions under consideration. The composition of the now existing aggregate purchase prices, in summary, on all three of these acquisitions is as follows:

      Required cash payment                                        $   931,000

      Issuance of Company common
         stock, at estimated current
         value                                                          70,500

      Issuance of debt instruments
         or assumption of other
         liabilities                                                 7,137,750
                                                                   -----------
                                                                   $ 8,139,250
                                                                   ===========

As of June 30, 2003, the Company has issued 4,500,000 shares of the purchase shares described above. These shares have been recorded at the shares market value when issued. Pending closing of the acquisition these shares have been recorded as "deposit on pending acquisition" in the accompanying financial statements.

Closing of the acquisitions described above is contingent upon satisfying purchase terms and meeting certain requirements of the Securities and Exchange
Commission's rules and regulations. Through October 10, 2003, none of the above acquisitions have closed.

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

                               TS&B HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE G - IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS (continued)

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

NOTE H - INCOME TAXES

For the years ended June 30, 2003 and 2002, the benefit for income taxes consists of the following:

                                                2003                     2002
                                            ----------              ------------
    Deferred tax benefit                    $ 555,000               $ 1,185,000

    Less valuation allowance                 (555,000)               (1,185,000)
                                            ----------              ------------
                                            $      -                $        -
                                            ==========              ============

The valuation allowance has been provided by the management of the Company. This is due to the uncertainty of the realization of the future benefit of the deferred tax assets.

                               TS&B HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE H - INCOME TAXES (continued)

For the years ended June 30, 2003 and 2002, the following temporary differences give rise to the above deferred tax benefits:

                                                 2003                   2002
                                               ----------           ------------
    Net operating loss carryovers              $ 555,000            $ 1,310,000

    Realized security losses                          -              (125,000)
                                               ----------           ------------
                                               $ 555,000            $ 1,185,000
                                               ==========           ============

For the years ended June 30, 2003 and 2002, a reconciliation of the income tax benefit at statutory rates to the Company's effective rate is as follows:

                                            2003                       2002
                                        ------------              -------------
    Benefit computed at statutory
       rates                                  37.6%                      37.6%

    Less valuation allowance on
       deferred tax assets               (    37.6%)                (    37.6%)
                                        ------------              -------------
    Benefit computed at effective
       rate                                     - %                        - %
                                        ============              =============

At June 30, 2003 and 2002, deferred tax assets consist of the following:

                                            2003                       2002
                                        ------------               ------------
    Deferred tax assets                 $ 4,520,000                $ 3,965,000

    Less valuation allowance             (4,520,000)                (3,965,000)
                                        ------------               ------------
                                        $        -                 $        -
                                        ============               ============

At June 30, 2003, the Company has approximately $11,300,000 of tax net operating losses available for carryforward through 2022.

NOTE I - LEASE ACTIVITY

In 2003, the Company leased office and operating facilities under a short-term operating lease.

For the years ended June 30, 2003 and 2002, rent expense on lease activity amounted to $94,239 and $34,572, respectively.

                               TS&B HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE J - STOCK OPTIONS

In June 2001, the Company entered into a stock option agreement with a stockholder. The agreement grants options of 3,000,000 shares at an exercise price of $1.50 and 3,000,000 shares at an exercise price of $3.50. These options have a term of thirty six months and expire on June 15, 2004. As of June 30,
2003, the options have not been exercised.

NOTE K - RELATED PARTY ACTIVITY

During 2002 the Company provided financial advisory services to Transatlantic
Surety and Bond Co., Ltd., a stockholder of the Company (see Note C). Fees charged for these services amounted to $210,300 and are included in revenues in the accompanying financial statements. At June 30, 2002, the Company was owed
$108,203 for the above described services.

During the year ended June 30, 2003, the unpaid portion of these fees, amounting to $107,403, were determined by management to be uncollectible and were written off.

In early fiscal year 2003, the Company advanced a stockholder and former employee $60,000. At June 30, 2003, management has determined this amount to be uncollectible and has written it off.

As described in Note E, the Company disposed of its manufacturing segment during
2002. The net assets were purchased by companies owned by a stockholder and officer of the Company. In connection with this transaction a loss of $192,858 on disposal of discontinued operations was recorded.

NOTE L - NOTE PAYABLE TO RELATED PARTIES

In August 2002, certain officers, both present and former, and shareholders of the Company personally borrowed $150,000 from a bank. Concurrently, the loan was assigned to the Company. Terms of the loan provided for interest at 10% with the principal due in November 2002.

At June 30, 2003, the loan with the bank and Company was in default. The bank is pursuing collection efforts against the present and former Company officers and shareholders.

                               TS&B HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE M - GOING CONCERN

As noted in the  accompanying  financial  statements,  the Company has sustained substantial net operating losses. Its ability to continue as a going concern and realize  its  assets  and pay  its  liabilities  is  dependant  upon  generating sufficient  profitable  revenues and obtaining funding to support operations and fund planned acquisitions.

Management is attempting to generate sufficient revenues and obtain funds to support continuing operations and fund acquisitions. At June 30, 2003, and subsequently, management is addressing funding sources to meet its projected needs. Management is confident they will be successful and will generate sufficient revenues and obtain the necessary funding. Through October 10, 2003, additional funding to support operations and planned acquisitions has not been obtained.

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

        Signature                      Title                        Date

By: /s/ JAMES E. JENKINS           President, C.E.O. and       October 14, 2003
--------------------------         Director
        JAMES E. JENKINS

By: /s/ CHARLES GIANNETTO          Vice President and          October 14, 2003
-----------------------            Director
        CHARLES GIANNETTO          Chief Accounting Officer
                                   Principal Financial Officer

By: /s/ THOMAS GINTHER             Director                    October 14, 2003
-----------------------
        THOMAS GINTHER

By: /s/                            Director                    October 14, 2003
-------------------------

By: /s/                            Director                    October 14, 2003
--------------------------

                                       S-1