Form 10KSB/A
period 2003-06-30
TS&B HOLDINGS INC
filed 2003-11-18
CIK 1019852

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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
$463,914 (Based on bid price of $.009 and ask price of .012 on June 30,
2003 and 44,113,796 shares held by non-affiliates)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                   Outstanding as of June 30, 2003

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