Form 10QSB
period 2003-09-30
TS&B HOLDINGS INC
filed 2003-11-18
CIK 1019852

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION

         Washington, D.C. 20549

         FORM 10-QSB

_________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended September 30, 2003

         OR

[ ]	[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

         Commission File Number 333-29903

         TS&B Holdings, Inc.
        (Exact name of small business issuer as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	30-0123229 (I.R.S. Employer Identification No.)

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

Yes [X] No [ ]

         APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class                                                               Outstanding as of September 30, 2003
Common Stock, $.001 par value                      60,159,700

TS&B HOLDINGS, INC.

SEPTEMBER 30, 2003

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION PAGE
ITEM 1. FINANCIAL STATEMENTS
ACCOUNTANTS' REVIEW REPORT	1
CONSOLIDATED BALANCE SHEET	2
CONSOLIDATED STATEMENT OF OPERATIONS	3
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)	4
CONSOLIDATED STATEMENT OF CASH FLOWS	5
NOTES TO FINANCIAL STATEMENTS	6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS	11
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	15
SIGNATURES	15

REVIEWED FINANCIAL STATEMENTS

together with

ACCOUNTANTS’ REVIEW REPORT

SEPTEMBER 30, 2003

The accompanying unaudited financial statements of TS&B Holdings, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the three month period ended September 30, 2003 are not necessarily indicative of the reuslts that may be expected for the year ending June 30, 2004.

TS&B HOLDINGS, INC.

REVIEWED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

ACCOUNTANTS’ REVIEW REPORT

Board of Directors and Shareholders
TS&B Holdings, Inc.
Orlando, Florida

We have reviewed the accompanying consolidated balance sheet of TS&B Holdings, Inc. as of September 30, 2003 and the related consolidated statements of operations, changes in stockholders’ (deficit), and cash flows for the three months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of TS&B Holdings, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $78,407 during the three months ended September 30, 2003, and, as of that date, had a working capital deficiency of $296,283 and stockholders’ deficit of $253,271. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BAUMANN, RAYMONDO & COMPANY, P.A.

November 11, 2003

         TS&B HOLDINGS, INC.CONSOLIDATED
BALANCE SHEET
SEPTEMBER 30, 2003

ASSETS
CURRENT ASSETS
Interest due on stock subscrition receivable	171,832
Other current assets	100

TOTAL CURRENT ASSETS	171,932

OTHER ASSETS
Deposit on pending acquisition	40,500
Security deposit	2,512

TOTAL OTHER ASSETS	43,012

TOTAL ASSETS	$214,944

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$173,546
Advances from officers and stockholders	144,669
Note payable to related parties	150,000

TOTAL CURRENT LIABILITIES	468,215

COMMITMENTS AND CONTINGENCIES	--

STOCKHOLDERS' (DEFICIT)
Common stock, $.001 par value, 100,000,000 shares authorized,
60,159,700 issued and outstanding	60,160
Additional paid-in capital	14,539,494
Stock subscription receivable	(1,250,000)
Accumulated deficit	(13,602,925)

TOTAL STOCKHOLDERS' (DEFICIT)	(253,271)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$214,944

Read accountant's review
The accompyaning notes are an integral part
of these financial statements

TS&B HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES		$-

OPERATING EXPENSES
Professional fees		78,030
General and administrative		19,127
		97,157

NET OPERATING LOSS		(97,157)

OTHER INCOME (EXPENSE)
Interest Income		18,750

NET LOSS FROM OPERATIONS		$(78,407)

NET LOSS PER COMMON SHARE BASIC AND FULLY DILUTED	$	NIL

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		55,973,830

Read accountant's review
The accompyaning notes are an integral part
of these financial statements

         TS&B HOLDINGS, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
ACCUMULATED (DEFICIT)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

	Common stock		Additional paid-in	Stock Subscription	Accumulated
	Shares	Par Value	capital	receivable	(deficit)
BALANCE
JUNE 30, 2003	53,259,700	$53,260	$14,487,594	$(1,250,000)	$(13,524,518)
STOCK ISSUED FOR
PROFESSIONAL
SERVICES	6,900,000	6,900	51,900	--	--
NET (LOSS)	--	--	--	--	$(78,407)

BALANCE
SEPT. 30, 2003	60,159,700	$60,160	$14,539,494	$(1,250,000)	$13,602,925

Read accountant's review
The accompyaning notes are an integral part
of these financial statements

         TS&B HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(78,407)
RECONCILIATION OF NET LOSS TO CASH FLOWS
FROM OPERATING ACTIVITIES
Stock issued for servcies	58,800
Decrease in accounts receivable	7,000
(Increase) in interest due on stock subscription receivable	(18,750)
(Increase) in other assets	(2,512)
(Decrease) in accounts payable and accrued expenses	(4,007)

CASH FLOWS (USED) BY OPERATING ACTIVITIES	$(37,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of officer and stockholder advances	$(200)

CASH FLOWS (USED) BY FINANCING ACTIVITIES	(200)

NET (DECREASE) IN CASH	38,076
CASH, BEGINNING OF THE PERIOD	38,076

CASH, END OF THE PERIOD	$--

Read accountant's review
The accompyaning notes are an integral part
of these financial statements

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Activities

TS&B Holdings, Inc. (the "Company" and formerly known as Ammonia Hold, Inc.) was incorporated in the state of Utah in 1980.

Commencing in 2002, the Company began offering investment banking and other financial advisory services to companies in a variety of businesses.

Basis of Presentation

The accompanying financial statements include the Company and its wholly owned subsidiary TS&B Financial Services. All inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company’s revenues are derived from the following sources:

    • Contingency and other fees associated with providing investment banking services;
    • Hourly and other fees for providing financial advisory services.

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

See accountant's review report

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred.

Loss Per Common Share

Loss per common share is computed using the weighted average of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

Cash and Cash Equivalents

For the propose of the statement of cash flows, cash and cash equivalents includes time deposits with original maturities of three months or less.

NOTE B – STOCK SUBSCRIPTION RECEIVABLE

During the three months ended September 30, 2003, the Company issued shares of Company stock for various professional consulting services. A summary of these activities is as follows:

	Shares	Amount
Professional consulting services	6,900,000	$58,800

The value assigned to the above shares is based on the stocks' traded market price on or about the date the shares were issued.

For the three months ended September 30, 2003, the above amount is included in professional fees.

NOTE C - STOCK SUBSCRIPTION RECEIVABLE

In June 2001, the Company entered into an acquisition agreement with Transatlantic Surety and Bond Co., Ltd. (TSB), a United Kingdom corporation, for purchase of 30% of its outstanding stock. Terms of the agreement provided for the following, among others:

    • A purchase price of $1,250,000, payable in the form of a convertible, callable, secured, subordinated debenture (see below);

    • TSB shall, on a best efforts basis, raise debt funds, and acquire operating companies, as defined;

See accountant's review report

NOTE C - STOCK SUBSCRIPTION RECEIVABLE (continued)

• Granted stock purchase options to TSB for a three year period as follows:

    °    3,000,000 shares at $1.50 per share
    °    3,000,000 shares at $3.50 per share

The subordinated debenture noted above is from a company affiliated with TSB Holdings, Inc. and bears interest at 6.0%. A portion of the acquired shares is held in escrow pending TSB performance on debenture terms. Principal is payable at as follows:

Date	Amount
June 2002	$312,500
June 2003	312,500
June 2004	625,000

$1,250,000

In addition, the Company has the option after June 2004 to covert the debenture into stock of the affiliated company at the ten existing market price.

At September 30, 2003 and through November 11, 2003 TSB and/or its affiliated company has not made its scheduled principal and interest payments. Further TSB has been unsuccessful in raising debt funds and acquiring operating companies. At September 30, 2003, unpaid interest on the debenture amount to $171,832.

NOTE D – BUSINESS ACQUISITIONS

At September 30, 2003 and through November 11, 2003 the Company has three active and separate acquisitions under consideration. The composition of the now existing aggregate purchase prices, in summary, on all three of these acquisitions is as follows:

Required cash payment	$931,000
Issuance of Company common stock, at
estimated current value	70,500
Issuance of debt instruments or assumption of
other liabilities	7,137,750

$8,139,250

As of September 30, 2003, the Company has issued 4,500,000 shares of the purchase shares described above. These shares have been recorded at the shares market value when issued. Pending closing of the acquisition these shares have been recorded as “deposit on pending acquisition” in the accompanying financial statements.

See accountant's review report

NOTE D – BUSINESS ACQUISITIONS (continued)

Closing of the acquisitions described above is contingent upon satisfying purchase terms and meeting certain requirements of the Securities and Exchange Commission’s rules and regulations. Through November 11, 2003 none of the above acquisitions have closed.

NOTE E – INCOME TAXES

For the period ended September 30, 2003, the benefit for income taxes consists of the following:

Deferred tax benefit	$6,000
Less valuation allowance	(6,000)

The valuation allowance has been provided by the management of the Company. This is due to the uncertainty of the realization of the future benefit of the deferred tax assets.

For the period ended September 30, 2003, the following temporary differences give rise to the above deferred tax benefits:

Net operating loss carryovers	$6,000
Realized security losses	--

$6,000

For the period ended September 30, 2003, a reconciliation of the income tax benefit at statutory rates to the Company’s effective rate is as follows:

Benefit computed at statutory rates	37.6%
Less valuation allowance on deferred tax
assets	(37.6%	)

Benefit computed at effective rate	-%

At September 30, 2003 deferred tax assets consist of the following:
Deferred tax assets	$4,526,000
Less valuation allowance	(4,526,000)

	$--

At June 30, 2003, the Company has approximately $11,300,000 of tax net operating losses available for carryforward through 2022.

See accountant's review report

NOTE F – LEASE ACTIVITY

The Company leases office and operating facilities under a short-term operating lease.

For the period ended September 30, 2003 rent expense on lease activity amounted to $9,493.

NOTE G – STOCK OPTIONS

In June 2001, the Company entered into a stock option agreement with a stockholder. The agreement grants options of 3,000,000 shares at an exercise price of $1.50 and 3,000,000 shares at an exercise price of $3.50. These options have a term of thirty-six months and expire on June 15, 2004. As of September 30, 2003 the options have not been exercised.

NOTE H – NOTE PAYABLE TO RELATED PARTIES

In August 2002, certain officers, both present and former, and shareholders of the Company personally borrowed $150,000 from a bank. Concurrently, the loan was assigned to the Company. Terms of the loan provided for interest at 10% with the principal due in November 2002.

At September 30, 2003, the loan with the bank and Company was in default. The bank is pursuing collection efforts against the present and former Company officers and shareholders.

NOTE I – GOING CONCERN

As noted in the accompanying financial statements, the Company has sustained substantial net operating losses. Its ability to continue as a going concern and realize its assets and pay its liabilities is dependant upon generating sufficient profitable revenues and obtaining funding to support operations and fund planned acquisitions.

Management is attempting to generate sufficient revenues and obtain funds to support continuing operations and fund acquisitions. At September 30, 2003, and subsequently, management is addressing funding sources to meet its projected needs. Management is confident they will be successful and will generate sufficient revenues and obtain the necessary funding. Through November 11, 2003, additional funding to support operations and planned acquisitions has not been obtained.

See accountant's review report

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this
Form 10-Q.

Management’s Statement

TS&B Holdings, Inc. has been working to implement the strategy of the company as a financial services and real estate development company. The Company currently has one subsidiary, TS&B Financial Services, Inc.

Management’s ongoing goal is to develop the Company into a real estate development and financial services firm. Management continues to look at and explore other acquisition opportunities as they present themselves.

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

On February 4, 2003 Company announced a new business relationship with Trust Mortgage Company, a nationwide mortgage banking firm headquartered outside of Boston MA. This relationship implements a strategic goal of Company’s corporate growth program designed to establish the Company as a leading financial services and commercial real estate holding company with strong national presence. This relationship will enhance the Company’s direct lending services for commercially viable projects. This development provides Company with the strong backing of an established nationwide mortgage-banking firm enabling Company to offer commercial mortgage funding nationwide for qualified properties. Funding is provided through the mortgage firm’s relationships with life insurance companies, conduits, banks and HUD insurance programs. The mortgage firm is a federally licensed mortgagee through FHA.

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

On May 7, 2003 Company executed a Letter of Intent to acquire the assets of Independence Water Group, a Virginia LLC (IWG). IWG acquired the assets of Grayson Spring Water, from a sale in bankruptcy. In their last year of operation the former company known as Grayson had revenues of approximately $15M dollars. The water company’s primary asset is an existing plant with capacity to produce 3.0M bottles of water a month. IWG developed unique formulas for nutritional water, and healthful sports and isotonic waters and will begin branding these products under the name Health Beverage Group, Inc.. Bottled water is the fastest growing major beverage category with annual sales approaching $9.0 Billion. Company looks forward to aggressively entering this market. Company. will immediately begin assisting in development and marketing of Health Beverage Group, Inc. products. The agreements are subject to material and customary contingencies.

On June 22, 2003 Company entered into a Letter Agreement with Stanton Walker & Company, a New York Investment Banking Firm to acquire ninety percent of Wellstone Acquisition Corp. The agreements are subject to material and customary contingencies.

On September 22, 2003 Company through it’s nominee, Health Beverage Group, Inc., (a to be formed Virginia Corporation), signed an asset acquisition agreement with Independence Water Group (IWG).The pertinent provisions of said agreement follow:

At Closing, HBG shall acquire the Assets and business set forth on Exhibit “A” (collectively “Assets”) of SELLER for the total purchase price specified herein below (“Purchase Price”). SELLER at Closing shall provide HBG with a Warranty Deed and Bill of Sale for the items set forth on Exhibit A. Said Warranty Deed and Bill of Sale shall convey the Assets free and clear of all liens, encumbrances and charges. The Purchase Price shall be payable at Closing as follows:

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

“At Closing, TSBB shall acquire One Hundred Percent (100%) of all of the issued and outstanding capital stock (fully paid and non-assessable) of the SELLER, the amount of One Thousand (1,000) common shares (“SHARES”) of SELLER for the total purchase price of Thirty Thousand and 00/100 Dollars ($30,000) USD (“Purchase Price”) payable at Closing as follows: Three Million Rule 144 shares of TSBB (“STOCK”).

Subsequent Events

There are no subsequent events that are required to be reported in this Form 10-Q.

Results of Operation

Gross profit for the first quarter ended September 30, 2003 ("first quarter" of fiscal 2003) was the same as compared to the same 2002 fiscal period due to a decrease in client business. General and Administrative expenses decreased by 62% from the same quarter last year due to general restructuring of the Company's operations. Professional fees decreased by 80% from the previous fiscal years quarter due to restructuring of the Company. Marketing expense decreased by 100% from the previous fiscal years quarter due to restructuring and redirection of the Company's marketing efforts. Salaries and related cost decreased by 100% from the previous fiscal years quarter due to general restructuring of the Company's operations.

The Company recorded a net loss for the quarter of $97,157 or $0.0016 per share as compared to a net loss of $1,132,806 or $0.035 per share for the same quarter last year. The Company continues to hold securities. When the securities are sold, the company will record the appropriate gain, if any. It is uncertain if the value of these securities will increase.

Liquidity and Capital Resources

For the past two fiscal years, the Company's working capital needs have been satisfied by sales revenues, officer and shareholder loans, and from the sale of securities. At September 30, 2003 the Company had a net working capital deficit of $37,876, a 84% decrease from the deficit of $236,673 at June 30, 2003. The decrease in the working capital deficit is primarily attributed to a decrease in short-term debt. At September 30, 2003, the Company had total assets of $214,944 and total stockholders' deficit of ($253,271), compared to total assets of $238,758 and total stockholders' equity of ($233,664) at June 30, 2003.

Net cash used by operating activities through the first quarter of fiscal year 2003 was $37,876 compared to $87,238 for the corresponding 2002 period. The Company used $-0- of cash for investing activities through the first quarter of fiscal year 2003 as compared to $59,200 provided by investing activities in the corresponding period of fiscal year 2002. The Company realized ($200) cash from financing activities through the first quarter of fiscal year 2003, compared to $148,000 in the corresponding period of fiscal year 2002.

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

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None	filed for the quarter ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 17, 2003	TS&B Holdings, Inc. By: /s/ JAMES E. JENKINS JAMES E. JENKINS Chief Executive Officer