Form 10KSB/A
period 2003-06-30
TS&B HOLDINGS INC
filed 2004-01-05
CIK 1019852

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A #2

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

Name and Address                 Amount and Nature of      Percent
of Beneficial Owner              Beneficial Ownership     of Class(1)
-------------------              --------------------     -----------
James E. & Diana Jenkins*            5,372,394               9.91%
556 Sand Lake Center
7380 Sand Lake Rd
Orlando, Florida 32819

Charles Giannetto*                      500,000              0.93%
556 Sand Lake Center
7380 Sand Lake Rd.
Orlando, Florida  32819

                                       12

TransAtlantic Surety &                3,273,510              6.15%
Bond Company, Ltd.
c/o 5703 Red Bug Lake Rd. #214
Winter Springs, Florida 32708

All directors and executive           9,145,904              33.5%
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