Form 10QSB
period 2003-12-31
TS&B HOLDINGS INC
filed 2004-02-17
CIK 1019852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

_________________

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended December 31, 2003

               OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 333-29903

TS&B Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Utah	30-0123229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

556 Sand Lake Center IV 7380 Sand Lake Rd., Orlando, Florida 32819
(Address of principal executive offices)

Registrant’s telephone no., including area code: (407) 649-8325

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of December 31, 2003
Common Stock, $.001 par value	78,946,700

TS&B HOLDINGS, INC.

DECEMBER 31, 2003

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PA	GE
ITEM 1. FINANCIAL STATEMENTS
ACCOUNTANTS' REVIEW REPORT	1
CONSOLIDATED BALANCE SHEET	2
CONSOLIDATED STATEMENT OF OPERATIONS	3-	4
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)	5
CONSOLIDATED STATEMENT OF CASH FLOWS	6
NOTES TO FINANCIAL STATEMENTS	7-	11
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS	12
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	14
SIGNATURES	15

TS&B HOLDINGS, INC.
REVIEWED CONSOLIDATED FINANCIAL STATEMENTS
together with
ACCOUNTANTS' REVIEW REPORT
DECEMBER 31, 2003

TS&B HOLDINGS, INC.

DECEMBER 31, 2003

TABLE OF CONTENTS

PAGE
ACCOUNTANTS' REVIEW REPORT	1
FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS	2
CONSOLIDATED STATEMENTS OF OPERATIONS	3-4
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)	5
CONSOLIDATED STATEMENTS OF CASH FLOWS	6
NOTES TO FINANCIAL STATEMENTS	7-11

ACCOUNTANTS’ REVIEW REPORT

Board of Directors and Shareholders
TS&B Holdings, Inc.
Orlando, Florida

We have reviewed the accompanying consolidated balance sheet of TS&B Holdings, Inc. as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders’ (deficit), and cash flows for the period then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of TS&B Holdings, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $333,807 during the period ended December 31, 2003, and, as of that date, had a working capital deficiency of $296,891 and stockholders’ deficit of $253,879. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The 2002 financial statements of TS&B Holdings, Inc. were reviewed by other accountants whose report dated February 9, 2003, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

BAUMANN, RAYMONDO & COMPANY, P.A.

February 2, 2004

TS&B HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003

	6/30/2003	12/31/2003
ASSETS
CURRENT ASSETS
Cash	$38,076	$596
Interest due on stock subscription receivable	153,082	190,582
Accounts receivable	7,000	7,000
Inventory	--	5,549
Other current assets	100	6,600

TOTAL CURRENT ASSETS	198,258	210,327

OTHER ASSETS
Deposit on pending acquisition	40,500	40,500
Security deposit	--	2,512

TOTAL OTHER ASSETS	40,500	43,012

TOTAL ASSETS	$238,758	$253,339

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$177,553	$263,712
Advances from officers and stockholders	144,869	93,506
Note payable to related parties	150,000	150,000

TOTAL CURRENT LIABILITIES	472,422	507,218

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' (DEFICIT)
Common stock, $.001 par value, 100,000,000 shares authorized,
53,259,700 and 78,946,700 issued and outstanding	53,260	78,947
Additional paid-in capital	14,487,594	14,775,499
Stock subscription receivable	(1,250,000)	(1,250,000)
Accumulated deficit	(13,524,518)	(13,858,325)

TOTAL STOCKHOLDERS' (DEFICIT)	(233,664)	(253,879)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$238,758	$253,339

See accountants’ review report.

TS&B HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

	12/31/2002		12/31/2003
REVENUES		$--		$5,995

OPERATING EXPENSES
Professional fees		17,710		276,132
General and administrative		33,902		13,512

		51,612		289,644

NET OPERATING LOSS		(51,612)		(283,649)

OTHER INCOME (EXPENSE)
Interest Income		15,098		18,750

NET LOSS FROM OPERATIONS		$(36,514)		$(264,899)

NET LOSS PER SHARE BASIC AND FULLY DILUTED	$	NIL	$	NIL

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		31,859,700		71,459,044

See accountants’ review report.

TS&B HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 and 2002

	12/31/2002	12/31/2003
REVENUES	$--		$11,675

OPERATING EXPENSES
Professional fees	418,978		351,662
General and administrative	765,440		31,320

	1,184,418		382,982

NET OPERATING LOSS	(1,184,418)		(371,307)

OTHER INCOME (EXPENSE)
Interest Income	34,002		37,500

NET LOSS FROM OPERATIONS	$(1,150,416)		$(333,807)

NET LOSS PER SHARE BASIC AND FULLY DILUTED	$-0.04	$	NIL

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	26,234,700		56,984,600

See accountants’ review report.

TS&B HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
ACCUMULATED (DEFICIT)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2003

	Common stock
	Shares	Par Value	Additional paid-in capital	Stock Subscription receivable	Accumulated (deficit)
BALANCE JUNE 30, 2003	53,259,700	$53,260	$14,487,594	($1,250,000)	($13,524,518)
STOCK ISSUED FOR
PROFESSIONAL SERVICES	25,687,000	25,687	287,905	--	--
NET (LOSS)	--	--	--	--	($ 333,807)

BALANCE DECEMBER 31,2003	78,946,700	$78,947	$14,775,499	($1,250,000)	($13,858,325)

See accountants’ review report.

TS&B HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 and 2002

	12/31/2002	12/31/2003
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(1,150,416)	$(333,807)
RECONCILIATION OF NET LOSS TO CASH FLOWS
(USED) BY OPERATING ACTIVITIES
Depreciation and amortization	826	0
Stock issued for services	1,026,500	313,592
(Increase) in interest due on stock subscription receivable	0	(37,500)
(Increase) in inventory	0	(5,549)
(Increase) in other assets	(42,048)	(9,011)
Increase in accounts payable and accrued expenses	(809)	34,795

CASH FLOWS (USED) BY OPERATING ACTIVITIES	(165,947)	(37,480)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in notes receivable	800	0
Increase in advances to employee	(60,000)	0

CASH FLOWS (USED) BY INVESTING ACTIVITIES	(59,200)	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	226,763	0

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	226,763	0

NET INCREASE (DECREASE) IN CASH	1,616	(37,480)
CASH, BEGINNING OF THE PERIOD	(304)	38,076

CASH, END OF THE PERIOD	$1,312	$596

See accountants’ review report.

TS&B HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Activities

TS&B Holdings, Inc. (the "Company" and formerly known as Ammonia Hold, Inc.) was incorporated in the state of Utah in 1980.

Commencing in 2002, the Company began offering investment banking and other financial advisory services to companies in a variety of businesses.

Basis of Presentation

The accompanying financial statements include the Company and its wholly owned subsidiaries TS&B Financial Services and Sports Nation, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

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

Inventory

Inventory consisting of sports memorabilia is carried at the lower of cost or market.

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

TS&B HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

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

NOTE B — STOCK ISSUED FOR SERVICES

During the six months ended December 31, 2003, the Company issued shares of Company stock for various professional consulting services. A summary of these activities is as follows:

	Shares	Amount
Professional consulting services	25,687,000	$ 313,592

The value assigned to the above shares is based on the stocks’ traded market price on or about the date the shares were issued.

For the three and six months ended the above amount is included in professional fees.

NOTE C — STOCK SUBSCRIPTION RECEIVABLE

In June 2001, the Company entered into an acquisition agreement with Transatlantic Surety and Bond Co., Ltd. (TSB), a United Kingdom corporation, for purchase of 30% of its outstanding stock. Terms of the agreement provided for the following, among others:

•	A purchase price of $1,250,000, payable in the form of a convertible, callable, secured, subordinated debenture (see below);

TS&B HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE C - STOCK SUBSCRIPTION RECEIVABLE (continued)

• TSB shall, on a best efforts basis, raise debt funds, and acquire operating companies, as defined; • Granted stock purchase options to TSB for a three year period as follows:

3,000,000 shares at $1.50 per share
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

At December 31, 2003 and through February 2, 2004 TSB and/or its affiliated company has not made its scheduled principal and interest payments. Further TSB has been unsuccessful in raising debt funds and acquiring operating companies. At December 31, 2003, unpaid interest on the debenture amount to $190,582.

NOTE D — BUSINESS ACQUISITIONS

At December 31, 2003 and through February 2, 2004 the Company has three active and separate acquisitions under consideration. The composition of the now existing aggregate purchase prices, in summary, on all three of these acquisitions is as follows:

Required cash payment	$931,000
Issuance of Company common stock, at
estimated current value	70,500
Issuance of debt instruments or assumption of
other liabilities	7,137,750

$8,139,250

As of December 31, 2003, the Company has issued 4,500,000 shares of the purchase shares described above. These shares have been recorded at the shares market value when issued. Pending closing of the acquisition these shares have been recorded as “deposit on pending acquisition” in the accompanying financial statements.

TS&B HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE D — BUSINESS ACQUISITIONS (continued)

Closing of the acquisitions described above is contingent upon satisfying purchase terms and meeting certain requirements of the Securities and Exchange Commission’s rules and regulations. Through February 2, 2004 none of the above acquisitions have closed.

NOTE E — INCOME TAXES

For the period ended December 31, 2003, the benefit for income taxes consists of the following:

Deferred tax benefit	$29,800
Less valuation allowance	(29,800)

$--

The valuation allowance has been provided by the management of the Company. This is due to the uncertainty of the realization of the future benefit of the deferred tax assets.

For the period ended December 31, 2003, the following temporary differences give rise to the above deferred tax benefits:

Net operating loss carryovers	$29,800
Realized security losses	--

$29,800

For the period ended December 31, 2003, a reconciliation of the income tax benefit at statutory rates to the Company’s effective rate is as follows:

Benefit computed at statutory rates	37.6%
Less valuation allowance on deferred tax assets	(37.6%	)

Benefit computed at effective rate	-%

At December 31, 2003 deferred tax assets consist of the following:

Deferred tax assets	$5,115,000
Less valuation allowance	(5,115,000)

$--

At June 30, 2003, the Company has approximately $11,300,000 of tax net operating losses available for carryforward through 2022.

TS&B HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE F — LEASE ACTIVITY

The Company leases office and operating facilities under a short-term operating lease.

For the period ended December 31, 2003 rent expense on lease activity amounted to $13,760.

NOTE G — STOCK OPTIONS

In June 2001, the Company entered into a stock option agreement with a stockholder. The agreement grants options of 3,000,000 shares at an exercise price of $1.50 and 3,000,000 shares at an exercise price of $3.50. These options have a term of thirty-six months and expire on June 15, 2004. As of December 31, 2003 the options have not been exercised.

NOTE H — NOTE PAYABLE TO RELATED PARTIES

In August 2002, certain officers, both present and former, and shareholders of the Company personally borrowed $150,000 from a bank. Concurrently, the loan was assigned to the Company. Terms of the loan provided for interest at 10% with the principal due in November 2002.

At December 31, 2003, the loan with the bank and Company was in default. The bank is pursuing collection efforts against the present and former Company officers and shareholders.

NOTE I — GOING CONCERN

As noted in the accompanying financial statements, the Company has sustained substantial net operating losses. Its ability to continue as a going concern and realize its assets and pay its liabilities is dependant upon generating sufficient profitable revenues and obtaining funding to support operations and fund planned acquisitions.

Management is attempting to generate sufficient revenues and obtain funds to support continuing operations and fund acquisitions. At December 31, 2003, and subsequently, management is addressing funding sources to meet its projected needs. Management is confident they will be successful and will generate sufficient revenues and obtain the necessary funding.

NOTE J – SUBSEQUENT EVENTS

On January 5, 2004 the Company shareholders approved the proposal to allow the Company to adopt business development company (“BDC”) status under the Investment Company Act of 1940 (“1940 Act”). A BDC is a specialized type of investment company under the 1940 Act. A BDC may primarily be engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels; such companies are termed “eligible portfolio companies”. The Company as a BDC, may invest in other securities, however such investments may not exceed 30% of the Company’s total asset value at the time of such investment.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Management’s Statement

TS&B Holdings, Inc. has been working to implement the strategy of the company as a business development company, real estate and financial services company. The Company currently has three subsidiaries as of December 31, 2003; TS&B Financial Services, Inc., Sports Nation, Inc. and Wellstone Acquisition Corporation.

Management continues to look at and explore other acquisition opportunities as they present themselves.

Agreements

On September 22, 2003 Company through it’s nominee, Health Beverage Group, Inc., (a soon to be formed Virginia Corporation), signed an asset acquisition agreement with Independence Water Group (IWG). The pertinent provisions of said agreement follow:

HBG shall acquire the Assets and business of IWG for the total purchase price specified herein below (“Purchase Price”). IWG at Closing shall provide HBG with a Warranty Deed and Bill of Sale. Said Warranty Deed and Bill of Sale shall convey the Assets free and clear of all liens, encumbrances and charges. The Purchase Price shall be payable at Closing as follows:

a)	a sum of cash represented by cash, capital contributions, and IWG loans (currently this amount is $831,000.00 in cash, at Closing;

b)	a non-accountable expense premium of 25% on the amount in sub-paragraph (a), in cash at Closing;

c)	A valid enforceable Second Mortgage in the amount of $1,200,000.00) secured by Assets from HBG to IWG (or its successors or assigns)

d)	Payment of the Grayson National Bank mortgages in the approximate amount of $2,540,000.00.

e)	Payment of Trade payables in the current approximate amount of $165,000.00.

The Company is currently in the process of undertaking a Private Placement to fund the HBG transaction.

On September 23, 2003 Company signed a Memorandum of Understanding with EnviroTech Rotary Power Holdings, Inc. (ERPH) to acquire eighty percent of ERPH. ERPH is a company with ownership and cross ownership in various companies and technologies, including, Cryofire Golf Technology, Rotary Power Engine Technology and ElectroMarine Technology. The Company and ERPH shall enter into a Stock Acquisition Agreement whereby ERPH shall convey 80% ownership to Company for Five Million (5,000,000) common shares of Company shares and $750,000USD post merger from an equity Line. ERPH owners will retain twenty percent (20%) ownership in ERPH. ERPH will act as a Holding Company for these various technology subsidiaries. ERPH will own no less than forty-nine percent (49%) of each subsidiary and the original shareholders of ERPH or their nominees shall own the balance of the 51%. The Purchase shall be funded by Company providing a post-merger initial equity Line in the amount of $2.5M to fund the initial purchase of $750,000USD and the balance of cash for future expansion of ERPH and its subsidiaries. The agreements are subject to material and customary contingencies.

On September 24, 2003 Company entered into an acquisition agreement with Sports Nation, Inc., a Nevada privately held company in the sports memorabilia and related businesses. The agreements are subject to material and customary contingencies. The pertinent provisions of said agreement follow:

TSBB acquired One Hundred Percent (100%) of all of the issued and outstanding capital stock (fully paid and non-assessable) of Sports Nation, Inc., the amount of One Thousand (1,000) common shares for the total purchase price of $30,000) USD and Three Million Rule 144 shares of TSBB.

Subsequent Events

On January 5, 2004 the Company shareholders approved the proposal to allow the Company to adopt business development company (“BDC”) status under the Investment Company Act of 1940 (“1940 Act”). A BDC is a specialized type of Investment Company under the 1940 Act. A BDC may primarily be engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels; such companies are termed “eligible portfolio companies”. The Company as a BDC, may invest in other securities, however such investments may not exceed 30% of the Company’s total asset value at the time of such investment.

The Company filed its BDC election with the SEC (Form N-54A) on January 13, 2004.

Results of Operation

Gross profit for the second quarter ended December 31, 2003 ("second quarter" of fiscal 2003) was higher as compared to the same quarter ended December 31, 2002 due to increased revenue from the Company’s sports memorabilia subsidiary. General and Administrative expenses decreased by 60% from the same quarter last year due to general restructuring of the Company’s operations. Professional fees increased substantially from the previous fiscal years quarter due to increased fees relating to the restructuring of the Company.

The Company recorded a net loss for the quarter of $264,899 or $0.0034 per share as compared to a net loss of $36,514 or $0.0007 per share for the same quarter last year. The Company continues to hold securities. When the securities are sold, the company will record the appropriate gain, if any. It is uncertain if the value of these securities will increase.

Liquidity and Capital Resources

For the past two fiscal years, the Company’s working capital needs have been satisfied by sales revenues, officer and shareholder loans, and from the sale of securities. At December 31, 2003 the Company had a net working capital deficit of $37,480, a 1% decrease from the deficit of $37,876 at September 30, 2003. The decrease in the working capital deficit is primarily attributed to a decrease in operating expenses. At December 31, 2003, the Company had total assets of $253,339 and total stockholders’ deficit of ($253,879), compared to total assets of $214,944 and total stockholders’ equity of ($253,271) at September 30, 2003.

Net cash used by operating activities through the second quarter of fiscal year 2003 was $37,480 compared to $165,947 for the corresponding 2002 period. The Company used $-0- of cash for investing activities through the second quarter of fiscal year 2003 as compared to $59,200 provided by investing activities in the corresponding period of fiscal year 2002. The Company realized $-0- cash from financing activities through the second quarter of fiscal year 2003, compared to $226,763 in the corresponding period of fiscal year 2002.

The Company anticipates meeting its working capital needs during 2003 fiscal year primarily with revenues and debt financing.

In the opinion of management, inflation has not had a material effect on the operations of the Company.

Risk Factors and Cautionary Statements

Forward-looking statements in this report are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to generate working capital, the development of the Company’s existing and new products, the potential market for the Company’s products, competitive factors, and other risks detailed in the Company’s periodic report filings with the Securities and Exchange Commission.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) 31.1 31.2 32.1 32.2 (b)	Exhibits

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

Date: February 12, 2004	TS&B Holdings, Inc. By: /s/ JAMES E. JENKINS JAMES E. JENKINS Chief Executive Officer