Form 10QSB
period 2004-03-31
TS&B HOLDINGS INC
filed 2004-05-21
CIK 1019852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

_________________

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended March 31, 2004

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of March 31, 2004
Common Stock, $.001 par value	236,265,297

TS&B HOLDINGS, INC.

TABLE OF CONTENTS

      Item 1. Business

      Item 2. Properties

      Item 3. Legal Proceedings

      Item 4. Submission of Matters to a Vote of Security Holders

      Item 5. Market for Registrant's Common Equity and Related Stockholders Matters

      Item 6. Selected Financial Data

      Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations.

      Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Item 8. Financial Statements and Supplementary Data

Signatures	Page 3 13 13 13 14 14 15 21 22 37

Item 1. Business

Overview

TS&B Holdings, Inc., formerly known as Ammonia Hold, Inc., was a manufacturing company with its primary location in Lonoke, Arkansas. Ammonia Hold, Inc. was organized as a “C” Corporation in Utah on July 10, 1980, as Key Waste Management. On June 30, 1994, pursuant to a stock exchange agreement, Ammonia Hold, Inc. of Utah acquired all the stock in the firm Ammonia Hold, Inc. of Texas. Effective September 29, 2001, the name of Ammonia Hold, Inc. was changed to TS&B Holdings, Inc.

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

TS&B Holdings, Inc. provides equity and long-term debt financing to small and medium-sized private companies in a variety of industries throughout the United States. Our investment objective is to achieve long-term capital appreciation in the value of our investments and to provide current income primarily from interest, dividends and fees paid by our portfolio companies.

Portfolio Investments

The Company has investments in 5 controlled (portfolio) Company’s as of March 31, 2004.

1. Buehler Earth and Waterworks, LLC.

Buehler Earth and Waterworks specializes in site development and infrastructure construction including, but not limited to, clearing, earthwork, utility construction, storm drainage, curbs, sidewalks; roadwork including sub-base, base and asphalt placement.

Buehler Earth and Waterworks mission is to provide a full line of site construction and related services to the land/site development industry (public/private) utilizing a team approach to deliver the highest in quality work seeking expeditious performance without compromising either cost efficiency or good safety practices.

Buehler Earth and Waterworks, LLC is a Florida Limited Corporation which the Company has a 51% interest.

2. Sports Nation, Inc.

Sports Nation is involved in all aspects of the sports memorabilia merchandising industry. Sports Nation’s management has over 50 years of combined experience in product development, licensing, mass merchandise, retail, and direct marketing & sales. Through years of specializing in sourcing and selling the finest caliber sports memorabilia and collectible products, Sports Nation has forged numerous strategic relationships with companies and individuals in sports marketing, including agents and athletes, manufacturers, authenticators, and retailers.

Sports Nation, Inc. is a Nevada Corporation, which is owned 100% by the Company.

3. TSB Financial Services, Inc.

TSB Financial also obtains financing for various commercial real estate transactions thought strategic relationships with outside funding sources. TSB Financial Services, Inc. serves customers nationally from its headquarters in Orlando, Florida, with offices in Freeport, Illinois.

TSB Financial Services, Inc. is a Florida Corporation, which is owned 100% by the Company.

4. Wellstone Acquisition Corporation

Wellstone Acquisition Corporation is a non-reporting corporate shell. This Company had no business activity for the nine month ending March 31, 2004.

Wellstone Acquisition Corporation is a Delaware corporation that is owned 66% by the Company.

5. TS & B Gaming & Entertainment Corporation

TS & B Gaming and Entertainment Corporation was formed on March 18, 2004 to invest in gaming, entertainment and other such ventures. TS & B Gaming and Entertainment had no business activity through March 31, 2004.

TS & B Gaming & Entertainment Corporation is a Florida corporation that is 100% owned by the Company.

Other Investments

The Company has investments in two other companies as of March 31, 2004.

1. Gulf Coast Records, LLC

Gulf Coast Records, LLC is an independent record label. Currently, Gulf Coast is developing recording artist Glenn Cummings. Gulf Coast Records has met with music industry executives and has assembled a team in preparation for Glenn Cummings new untitled album release.

The Gulf Coast Records team includes, H.L. Voelker and Miles Bell who act as production consultants on Glenn’s album, and Lisa Berg of Berg & Associates directs Glenn’s press and publicity.

Gulf Coast Records, LLC is a Florida Limited Partnership which the Company has a 49% limited partnership interest.

2. KMA Capital Partners, Ltd.

KMA Capital Partners, Ltd. provides business consulting and financial services to the Company and to small and mid-cap companies.

KMA Capital Partners, Ltd. is a Florida Limited Partnership which the Company has a 25% interest.

Valuation of Investments

The most significant estimate inherent in the preparation of the Company’s consolidated financial statements is the valuation of its investment and the related unrealized appreciation or depreciation.

Upon the Company's conversion to a business development company, the Company employed a independent business valuation expert to value selected portfolio companies, which had significant activity in the Company's first quarter as a business development company. The Board of Directors determined all other portfolio companies and investments at fair market value under a good faith standard.

Investments in Private Companies

The Company provides privately negotiated long-term debt and equity investment capital. The Company provides capital in the form of debt with or without equity features, such as warrants or options, offered referred to as mezzanine financing. In certain situations the Company may choose to take a controlling equity position in a company. The Company’s private financing is generally used to fund growth, buyouts, and acquisitions and bridge financing.

As of March 31, 2004 the Company’s portfolio consisted 4.35% of loans and debt securities, 49.38% consisted of investments in non-controlled entities and 46.27% consisted of investments or advances to controlled companies. The Company’s private finance portfolio currently includes investments in a wide variety of industries including commercial site construction, a record company, and financial services and sports memorabilia.

The Company funds new investments using cash through the issuance of common equity. The Company intends to reinvest accrued interest, dividends and management fees into its various investments. When the Company acquires a controlling interest in a company, the Company may have the opportunity to acquire the company’s equity with its common stock. The issuance of its stock as consideration may provide the Company with the benefit of raising equity without having to access the public markets in an underwritten offering, including the added benefit of the elimination of any underwriting commission.

As a business development company, the Company is required to provide significant managerial assistance available to the companies in its investment portfolio. In addition to the interest and dividends received from the Company’s private finance investments, the Company will often generate additional fee income for the structuring, due diligence, transaction and management services and guarantees we provide to its portfolio companies.

Governmental Regulation

Business Development Company

A business development company is defined and regulated by the 1940 Act. Although the 1940 Act exempts a business development company from registration under the Act, it contains significant limitations on the operations of a business development company.

A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A business development company provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies. To qualify as a business development company, a company must:

o	Have registered a class of its equity securities or have filed a registration statement with the Securities and Exchange Commission pursuant to Section 12 of the Securities and Exchange Act of 1934

o	Operate for the purpose of investing in securities of certain types of portfolio companies, namely emerging companies and businesses suffering or just recovering from financial distress

o	Extend significant managerial assistance to such portfolio companies and

o	Have a majority of “disinterested” directors (as defined in the 1940 Act).

Generally, a business development company must be primarily engaged in the business of furnishing capital and providing managerial expertise to companies that do not have ready access to capital through conventional financial channels. An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company), and that:

o	Does not have a class of securities registered on an exchange or included in the Federal Reserve Board’s over-the-counter margin list; or

o	Is actively controlled by a business development company and has an affiliate of a business development company on its board of directors; or

o	Meets such other criteria as may be established by the Securities and Exchange Commission

Control under the 1940 Act is presumed to exist where a business development Company beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies such as brokerage firms, insurance companies, investment banking firms and investment companies.

As a business development company, the Company may not acquire any asset other than “qualifying assets” unless, at the time the Company makes the acquisition, the value of its qualifying assets represent at least 70% of the value of its total assets. The principal categories of qualifying assets relevant to our business are:

o	Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

o	Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and

o	Securities of bankrupt or insolvent companies that were eligible at the time of the business development company’s initial acquisition of their securities but are no longer eligible, provided that the business development company has maintained a substantial portion of its initial investment in those companies.

o	Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment

A business development company is permitted to invest in the securities of public companies and other investments that are not qualifying assets, but those kinds of investments may not exceed 30% of the business development companies’ total asset value at the time of the investment.

As a business development company, the Company is entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has asset coverage of at least 200% immediately after each such issuance.

The Company is also prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates without the prior approval of its board of directors who are not interested persons and, in some cases, prior approval by the Securities and Exchange Commission.

A business development company must make significant managerial assistance available to the issuers of eligible portfolio securities in which it invests. Making available significant managerial assistance means among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide and, if accepted does provide, significant guidance and counsel concerning the management, operation or business objectives and policies of a portfolio company.

The Company is periodically examined by the Securities and Exchange Commission for compliance with the 1940 Act. As of the date of this filing the Company has not been examined by the Securities and Exchange Commission and has not been notified of a pending examination.

As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. A majority of its directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, the Company is required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, the Company is prohibited from protecting any director or officer against any liability to the Company or our shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

The Company maintains a Code of Ethics that establishes procedures for personal investment and restricts certain transactions by its personnel. The Company’s Code of Ethics generally does not permit investment by its employees in securities that may be purchased or held by the Company. The Code of Ethics is filed as an exhibit to this 10Q, which will be on file at the SEC

The Company may not change the nature of its business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a “majority of the outstanding voting securities,” as defined in the 1940 Act, of its shares. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company. Since the Company elected to become a business development company election, it has not made any substantial change in the nature of its business.

Regulated Investment Company

The Company has not elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986.

Compliance with the Sarbanes-Oxley Act of 2002 and NYSE Corporate Governance Regulations.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders. Many of these requirements will affect us. For example:

o	The Company’s chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in our periodic reports;

o	The Company’s periodic reports must disclose conclusions about the effectiveness of its disclosure controls and procedures;

o	The Company’s periodic reports must disclose whether there were significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

o	The Company may not make any loan to any director or executive officer and may not materially modify any existing loans.

The Sarbanes-Oxley Act has required the Company to review its current policies and procedures to determine whether it complies with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. The Company will continue to monitor its compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance.

Employees

As of March 31, 2004 the Company had four employees.

Risk Factors and Other Considerations

Investing in the Company’s common stock involves a high degree of risk. Careful consideration should be given to the risks described below and all other information contained in this Quarterly Report, including our financial statements and the related notes and the schedules as exhibits to this Quarterly Report.

Limited Operating History as a Business Development Company Which May Impair Your Ability to Assess The Company’s Prospects.

Prior to January 2004 the Company had not operated as a business development company under the Investment Company Act of 1940. As a result the Company has limited operating results under this regulatory framework that can demonstrate either its effect on our business or management’s ability to manage the Company under these frameworks. In addition, the Company’s management has no prior experience managing a business development company. The Company cannot assure that management will be able to operate successfully as a business development company.

Because there is generally no established market for which to value its investments, the Company’s board of directors’ determination of the value of our investments may differ materially from the values that a ready market or third party would attribute to these investments.

Under the 1940 Act the Company is required to carry its portfolio investments at market value, or, if there is no readily available market value, at fair value as determined by the board. The Company is not permitted to maintain a general reserve for anticipated loan losses. Instead, the Company is required by the 1940 Act to specifically value each individual investment and to record any unrealized depreciation for any asset that has decreased in value. Because, there is typically no public market for the loans and equity securities of the companies in which it invests, the Company’s board will determine the fair value of these loans and equity securities pursuant to its valuation policy. These determinations of fair value may necessarily be somewhat subjective. Accordingly, these values may differ materially from the values that would be determined by a party or placed on the portfolio if there existed a market for the Company’s loans and equity securities.

Investing in Private Companies Involves a High Degree of Risk.

The Company’s portfolio consists of primarily long-term loans to and investments in private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally no publicly available information about the companies in which the Company invests, and the Company relies significantly on the due diligence of its employees and agents to obtain information in connection with its investment decisions. If the Company is unable to uncover all material information about these companies, it may not make a fully informed investment decision and the Company may lose money on its investments.

In addition, some smaller businesses have narrower product lines and market shares that their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recover of, the Company’s investment in such business

If the Industry Sectors in which the Company’s Portfolio is Concentrated Experience Adverse Economic or Business Conditions, Our Operating Results may be Negatively Impacted.

The Company’s customer base is primarily in the Manufacturing and Distribution; Product Marketing and Sales; Construction; Financial Services; and Sports, Entertainment & Gaming; and Management Services industry sectors. These customers can experience adverse business conditions or risks related to their industries. Accordingly, if the Company’s customers suffer due to these adverse business conditions or risks or due to economic slowdowns or downturns in these industry sectors the Company will be more vulnerable to losses in its portfolio and our operating results may be negatively impacted.

Some of these companies may be unable to obtain financing from public capital markets or from traditional credit sources, such as commercial banks. Accordingly, advances made to these types of customers may entail a higher degree of risk than advances made to customers who are able to utilize traditional credit sources. These conditions may also make it difficult for us to obtain repayment of our loans.

Economic downturns or recessions may impair the Company’s customers’ ability to repay our loans, harm our operating result.

Many of the companies in which the Company has made or will make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a liquidity event. The Company’s non-performing assets are likely to increase and the value of its portfolio is likely to decrease during these periods. These conditions could lead to financial losses in its portfolio and a decrease in its revenues, net income and assets.

The Company’s business of making private equity investments and positioning them for liquidity events also may be affected by current and future market conditions. The absence of an active senior leading environment may slow the amount of private equity investment activity generally. As a result, the pace of the Company’s investment activity may slow. In addition, significant changes in the capital markets could have an effect on the valuations of private companies and on the potential for liquidity events involving such companies. This could affect the amount and timing of gains realized on its investments.

The Company’s Borrowers May Default on Their Payments, Which May Have an Effect on Financial Performance.

Some of these companies may be unable to obtain financing from public capital markets or from traditional credit sources, such as commercial banks. Accordingly, advances made to these types of customers may entail a higher degree of risk than advances made to customers who are able to utilize traditional credit sources. These conditions may also make it difficult for the Company to obtain repayment of its loans. Numerous factors may affect a borrower’s ability to repay its loan; including the failure to meet is business plan, a downturn in its industry, or negative economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by determination in any related collateral.

If the Company Fails to Manage Its Growth, its Financial Results Could be Adversely Affected.

The Company has expanded its operations and strategic relationships at a rapid pace. The Company’s growth has placed and continues to place significant strain on its management systems and resources. The Company must continue to refine and expand its marketing capabilities, its management of the investing process, access to financing resources and technology. As the Company grows, it must continue to hire, train, supervise and manage new employees. The Company may not develop sufficient lending and administrative personnel and management and operating systems to manage its expansion effectively. If the Company is unable to manage its growth, operations could be adversely affected and our financial results could be adversely affected.

The Company’s Private Finance Investments May Not Produce Current Returns or Capital Gains.

The Company’s private finance investments are typically structured as debt securities with a relatively high fixed rate or interest and with equity features such as conversion rights, warrants or other options. As a result, the Company’s private finance investments are generally structured to generate interest income from the time they are made and may also produce a realized gain from an accompanying equity feature. The Company cannot be sure that its portfolio will generate a current return or capital gain.

The Company Operates in a Competitive Market for Investment Opportunities

The Company competes for investments with a large number of private equity funds and mezzanine funds, investment banks and other equity and non-equity based investment funds, and other sources of financing, including traditional financial services companies such as commercial banks. Some of its competitors have greater resources than the Company. Increased competition would make it more difficult for the Company to purchase or originate investments at attractive prices. As a result of this competition, sometimes the Company may be precluded from making otherwise attractive investments.

Investing in the Company's Stock Is Highly Speculative and an Investor Could Lose Some or All of the Amount Invested

The value of the Company’s common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or the entire amount invested in its shares. The securities markets frequently experience extreme price and volume fluctuations, which affect market prices for securities of companies generally, and very small capitalization companies in particular. The price of its common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond are control and may not be directly related to our operating performance. These factors include the following:

o	Price and volume fluctuations in the overall stock market from time to time;

o	Significant volatility in the market price and trading volume of securities of business development companies or other financial service companies;

o	Changes in the regulatory policies or tax guidance with respect to business development companies;

o	Actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the experience of securities analysts;

The Company’s Business Depends on Key Personnel

The Company depends on the continued service of its executive officers and other key management personnel. If the Company were to lose any of these officers or other management personnel, such a loss could result in inefficiencies in the Company’s operations and the loss of business opportunities. The Company does not maintain any key man life insurance on any of its officers or employees.

Changes in the Law or Regulations That Govern the Company Could Have a Material Impact on its Operations

The Company is regulated by the Securities and Exchange Commission. In addition, changes in the laws or regulations that govern business development companies may significantly affect its business. Any changes in the law or regulations that govern its business could have a material impact on operations. The Company is subject to federal, state and local laws and regulations and is subject to judicial and administrative decisions that affect its operations. If these laws, regulations or decisions change, or if the Company expands its business into jurisdictions that have adopted more stringent requirements than those in which it currently conduct business, the Company may incur significant expenses in order to comply or might restrict operations.

Item 2. Properties

The Company’s principal offices are located at Sand Lake Center IV, 7380 Sand Lake Road, Suite 500, Orlando, Florida. The office is equipped with an integrated network of computers for word processing, financial analysis, accounting and loan services. The Company believes its office space is suitable for its needs for the foreseeable future.

Item 3. Legal Proceedings

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

On February 10, 2004, Tricony Orlando, Ltd obtained a default judgment against the Company in the sum of $27,000 in connection with a rent dispute from the Company’s prior leased premises. The Company believes that this judgment is not material to the operation of Company.

On or about March 2, 2004 the Company was served in Orange County, Florida with proceedings in aid of collection of an Ammonia Hold judgment in the approximate sum of $23,000. The Company retained counsel for defense in that proceeding.

On or about March 8, 2004, the Company filed as a Claimant a commercial arbitration claim with the American Arbitration Association for rescission of a Letter of Intent in relationship to the ERPH transaction. The hearing in that matter is scheduled for June 22, 2004. The Company believes there is a likelihood of success on the merits.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Market for Registrant’s Common Equity and Related Stockholders Matters

TS&B Holdings, Inc. common stock, par value, $.001 per share (“Common Stock”) is traded on the Over the Counter NADAQ Electronic Bulletin Board (“OTC”) under the symbol “TSBB.OB” The following table sets forth, for the period indicated, the range of high and low closing prices reported by the OTC. Such quotations represent prices between dealers and may not include markups, markdowns, or commissions and may not necessarily represent actual transactions.

	HIGH	LOW
2004 Quarter Ended
March 31st	.05	.01
2003 Quarter Ended
March 31st	.03	.01
June 30th	.02	.01
September 30th	.02	.01
December 31st	.03	.01
2002 Quarter Ended
March 31st	1.00	.14
June 30th	.25	.02
September 30th	.13	.02
December 31st	.09	.01

As of March 31, 2004 the authorized capital of the company is 500,000,000 shares of common voting stock par value $.001 per share and 10,000,000 shares of preferred stock.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the Company’s “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and the Financial Statements and notes thereto. As discussed in Note A to the Financial Statements, the Company converted to a Business Development Company effective January 5, 2004. The results of operations for the first nine months of 2003 are divided into two periods, the “Post Conversion as a Business Development Company period” and “Pre-Conversion prior to becoming a Business Development Company” period. Different accounting principles are used in the preparation of financial statements of a business development company under the Investment Company Act of 1940 and, as a result, the financial results for periods prior to January 1, 2004 are not comparable to the period commencing on January 1, 2004 and are not expected to be representative of its financial results in the future.

	Nine Month Ended March 31, 2004	Nine Month Ended March 31, 2003	Three Month Ended March 31, 2004	Three Month Ended March 31, 2003
Total Assets	$ 1,921,476	$ 314,441	$ 1,921,476	$ 314,441
Total Liabilities	$ 228,316	$ 391,343	$ 228,316	$ 391,343
Total Stockholders Equity	$ 1,303,160	($ 233,644)	$ 1,303,160	($ 233,644)
Revenue	$ 21,675	$ 10,000	$ 10,000	$ 10,000
Net Unrealized Appreciation	$ 1,004,389	$ -0-	$ 1,004,389	$ -0-
Operating Income (Loss)	($ 604,060)	($ 1,209,034)	($ 232,762)	($ 24,615)

Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations.

The following information should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Forward Looking Statements

This Form 10-Q including the Management’s Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements that involve substantial risk and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about the Company’s industry, beliefs, and assumptions. Such forward-looking statements involve risks and uncertainties that could cause risks or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include without limitation statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

o	The state of securities markets in which the securities of the Company’s portfolio company trade or could be traded.

o	Liquidity within the national financial markets.

o	Economic downturns or recessions may impair the Company’s customers’ ability to repay our loans and increase our non-performing assets.

o	A contraction of available credit and/or inability to access the equity markets could impair our lending and investment activities.

o	The risks associated with the possible disruption in the Company's operations due to terrorism and,

o	The risks and uncertainties described under the caption “Risk Factors and Other Considerations” contained in Part I, Item I, which is incorporated herein by reference.

Although the assumptions on which these forward looking statements are based are reasonable, any of those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Quarterly Report should be regarded as a representation of the Company that its plans and objectives will be achieved. Undue reliance should not be placed on these forward-looking statements, which apply only as of the date of this Quarterly Report.

Overview

TS&B Holdings, Inc. is a financial service company providing financing and advisory services to small and medium-sized companies throughout the United States. Effective January 5, 2004 the Company shareholders approved the proposal to allow the Company to convert to a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).

The Company’s investments in portfolio companies typically range from $100,000 to $1,000,000. The Company invests either directly in the equity of a company through equity shares or through a debt instrument. The Company’s debt instruments usual do not have a maturity of not more than five years. Interest is either currently paid or deferred.

Investment opportunities are identified for the Company by the management team. Investment proposals may, however, come to the Company from many sources, and may include unsolicited proposals from the public and from referrals from banks, lawyers, accountants and other members of the financial community. The management team brings an extensive network of investment referral relationships.

Critical Accounting Policies and Estimates

The Company prepared its financial statements in accordance with accounting principles generally accepted in the United States of America for investment companies. For a summary of all of its significant accounting policies, including the critical accounting policies, see Note A to the consolidated financial statements in Item 8.

The increasing complexity of the business environment and applicable authoritative accounting guidance requires the Company to closely monitor its accounting policies. The Company has identified three critical accounting policies that require significant judgment. The following summary of the Company’s critical accounting policies is intended to enhance your ability to assess its financial condition and results of operation and the potential volatility due to changes in estimates.

Valuation of Investments

At March 31, 2004 76.5% of the Company’s total assets represented investments recorded at fair value. Value as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in its portfolio, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and consistent valuation process. Because of the inherent uncertainty in determining the fair value of investments that do not have a readily ascertainable market value, the fair value of its investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Initially, the fair value of each such portfolio investment is based upon original cost. There is no single standard for determining fair value in good faith. As a result, determining fair value requires the judgment be applied to the specific facts and circumstances of each portfolio investment. The Board of Directors considers fair value to be the amount which the Company may reasonable expect to receive for portfolio securities when sold on the valuation date. The Company analyzes and values each individual investment on a quarterly basis, and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, the Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, the Company’s equity security has also appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation the fair value of the Company’s investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the favorable or unfavorable differences could be material.

In the valuation process, the Company uses financial information received monthly, quarterly, and annually from the portfolio companies, which include both audited, and unaudited financial information supplied by portfolio companies management. This information is used to determine financial condition, performance and valuation of the portfolio investments. Valuation should be reduced if a company’s performance and potential have significantly deteriorated. If the factors, which led to the reduction in valuation, are overcome, the valuation may be restated.

Another key factor used in valuation the equity investments is recent arms-length equity transactions entered into by the investment company that the Company utilizes to form a basis for its underlying value. Many times the terms of these equity transactions may not be identical to those of the Company and the impact on these variations as it relates to market value may be impossible to quantify.

Any changes in estimated fair value are recorded in our statements of operations as “Net increase (decrease) in unrealized (deprecation) appreciation.”

Valuation of Equity Securities

With respect to private equity securities, each investment is valued using industry valuation benchmarks and then the value is assigned a discount reflecting the illiquid nature of the investment, as well as the Company’s minority non-control positions. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate the Company’s private equity valuation. Securities that are traded in the over-the-counter market or on a stock exchange will generally be valued at the prevailing bid price on the valuation date. However, restricted and unrestricted publicly traded securities may be valued at discounts from the public market value due to restrictions on sale, the size of its investment or market liquidity concerns.

Valuation of Loans and Debt Securities

As a general rule, the Company does not value its loans or debt securities above cost, but loans and debt securities will be subject to fair value write-down when the asset is considered impaired.

Financial Condition

The Company’s total consolidated assets increased by $1,607,035 or (511%) to $1,921,476. The increase in total assets can be attributed to the increase in the fair market value of the Company’s assets from electing BDC status.

The Company’s financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small and medium-sized companies. These businesses tend to be thinly capitalized, small companies that may lack experienced management. The following summaries the Company’s investment portfolio as of March 31, 2004, the Company’s first quarter as a business development corporation

March 31, 2004
Investment at Cost	$ 465,711
Unrealized (depreciation) appreciation, net	1,004,389

Investment's at fair value	$1,470,100

The increase in investments at cost is due to the $504,130 of new investments made with a combination of stock and cash in the first quarter of 2004 by the Company.

The increase in unrealized appreciation is primarily attributable to due to the increased in value placed on the Company’s portfolio investments.

During the first quarter of 2004, the Company valued its equity and investment holdings in accordance with the established valuation policies (see “Valuation of Investments and Equity Holdings”) above.

The Company’s total investments at fair value, whose values have been estimated by the Board of Directors, approximated 76.5% of net assets at March 31, 2004.

The cash and cash equivalents approximated 6.8% of net assets as of March 31, 2004.

The effect of the change in unrealized appreciation on investments resulted in a net increase in net deferred tax liability from $ — 0 — at March 31, 2003 to a net deferred tax liability of $390,000 at March 31, 2004.

Results of Operations

The results of operations for the quarter ended March 31, 2004 reflect our results as a business development company under the Investment Company Act of 1940. The results of operations prior to January 1, 2004 reflect our results of operations prior to operating as a business development company under the Investment Company Act of 1940. The principal differences between these two reporting period relate to accounting for investments and income taxes. See Note A to our Consolidated Financial Statements. In addition, certain prior year items have been reclassified to conform to the current year presentation as a business development company.

Dividends and Interest

Dividends and interest income on investments for the quarter ended March 31, 2004 and nine month period ended March 31, 2004 was $37,100 and $56,845 respectively. The increase in interest and dividends was primarily due to the interest income accrued from investments in Buehler Earth and Waterworks, LLC and Gulf Coast Records, LLC.

Management Fees

Management fees for the quarter ended March 31, 2004 and nine month period ended March 31, 2004 was $ 10,000 and $10,000 respectively. The management fees were primarily due to the management fees for services rendered to Buehler Earth and Waterworks, LLC and Gulf Coast Records, LLC.

Operating Expenses

Total operating expenses for the quarter ended March 31, 2004 and nine month period ended March 31, 2004 was $242,762 and $625,736. A significant component of total operating expenses was professional fees of $162,937 for the three months ended March 31, 2004 and $514,599 for the nine months ended March 31, 2004. A second component of operating expenses was general and administrative expense of $79,825 for the three month ended March 31, 2004 and $111,137 for the nine months ended March 31, 2004.

Liquidity and Capital Resources

At March 31, 2004 and March 31, 2003, we had $131,610 and $1,208 respectively in cash and cash equivalents. The Company’s objective is to have sufficient cash on hand to cover current funding requirements and operations.

The Company expects its cash on hand and cash generated from operations to be adequate to meet our cash needs at our current level of operations, including the next twelve months. The Company generally funds new originations using cash on hand and equity financing and outside investments.

Private Portfolio Company Investments

The following is a list of the private companies in which we had an investment and the cost and fair market value of such securities at March 31, 2004

Name of Company	Cost	FMV
Buehler Earth & Waterworks, LLC	$ 0	$ 260,000
Sports Nation, Inc.	25,000	95,000
Gulf Coast Records, LLC	0	350,000
TSB Financial Services, Inc.	0	250,000
Wellstone Acquisition Corporation	632	75,000
KMA Capital Partners, Ltd.	440,000	440,000
TS & B Gaming & Entertainment Corporation	79	100
Total	$465,711	$1,470,100

Recent Developments

On March 23, 2004 the Company signed a letter of intent with Osceola Downs, Inc. to act as consultants to raise debt and equity and make an investment into a para-mutual facility in Central Florida. The total project is estimated to cost $110,000,000. The Company’s investment in the project will be made part of a newly formed subsidiary of the Company called TS & B Gaming & Entertainment, Inc.

In May 2004, the Company rescinded the sale of its stock to an entity. Under the terms of the original agreement, the Company would issue 49,318,597 of its common stock for total proceeds of $500,000. As of March 31, 2004 the Company had received $137,500 for the issuance of such stock. The entity has returned and the Company has cancelled 24,818,597 shares and is in the process of having another 12,777,403 shares returned to the Company and cancelled.

On May 5, 2004 Buehler Earth and Waterworks, LLC formed BEW Landscape & Irrigation LLC (“BEW Landscape”). BEW Landscape will be involved in the wholesale distribution of palms trees and other nursery products.

On May 13, 2004 the Company agreed to acquire a 51% interest in Cummings Financial Services, Inc. (a Florida licensed mortgage broker and financial services entity) for a purchase price of $130,000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s investment activities contain elements of risk. The portion of the Company’s investment portfolio consisting of equity or equity-linked debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and equity-linked debt securities in which it invests, the valuation of the equity interest in the portfolio is stated at “fair value” and determined in good faith by the Board of Directors on a quarterly basis in accordance with the Company’s investment valuation policy.

In the absence of a readily ascertainable market value, the estimated value of the Company’s portfolio may differ significantly from the value that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Company’s consolidated statement of operations as “Net unrealized appreciation (depreciation) on investment”.

At times a portion of the Company’s portfolio may include marketable securities traded n the over-the-counter market. In addition, there may be a portion of the Company’s portfolio for which no regular trading market exists. In order to realize the full value of a security, the market must trade in an orderly fashion or a willing purchaser must be available when a sale is to be made. Should an economic or other event occur that would not allow the markets to trade in an orderly fashion the Company may not be able to realize the fair value of its marketable investments or other investments in a timely manner.

As of March 31, 2004, the Company did not have any off-balance sheet investments or hedging investments.

Impact of Inflation

The Company does not believe that its business is materially affected by inflation, other than the impact inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuation to underlying earnings all of which will influence the value of the Company’s investments.

Item 8. Financial Statements and Supplementary Data

TS&B HOLDINGS, INC.

REVIEWED FINANCIAL STATEMENTS

together with

ACCOUNTANTS’ REVIEW REPORT

MARCH 31, 2004

TS&B HOLDINGS, INC.

REVIEWED FINANCIAL STATEMENTS

MARCH 31, 2004

TABLE OF CONTENTS

Page
ACCOUNTANTS' REVIEW REPORT	23

FINANCIAL STATEMENTS -

CONSOLIDATED BALANCE SHEET	24

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS
ENDED MARCH 31, 2004 AND 2003	25

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE NINE MONTHS
ENDED MARCH 31, 2004 AND 2003	26

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY	27

CONSOLIDATED STATEMENT OF CASH FLOWS	28

CONSOLIDATED SCHEDULE OF INVESTMENTS	29

NOTES TO FINANCIAL STATEMENTS	30

ACCOUNTANTS’ REVIEW REPORT

Board of Directors and Shareholders
TS&B Holdings, Inc.
Orlando, Florida

We have reviewed the accompanying consolidated balance sheet of TS&B Holdings, Inc. as of March 31, 2004 and the related consolidated statements of operations, changes in stockholders’ (deficit), and cash flows for the period then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of TS&B Holdings, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has an accumulated deficit of $(13,439,597) at March 31, 2004. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BAUMANN, RAYMONDO & COMPANY, P.A.

May 18, 2004

TS&B HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET

	6/30/2003	3/31/2004
ASSETS
CURRENT ASSETS
Cash	$38,076	$131,610
Investments, at fair value	--	1,470,100
Interest due on stock subscription receivable	153,082	209,332
Accounts receivable	7,000	--
Inventory	--	5,549
Other current assets	100	17,499

TOTAL CURRENT ASSETS	198,258	1,834,090

OFFICE AND COMPUTER EQUIPMENT	--	6,863

OTHER ASSETS
Deposit on pending acquisition	40,500	--
Notes receivable	--	70,523
Security deposit	--	10,000

TOTAL OTHER ASSETS	40,500	80,523

TOTAL ASSETS	$238,758	$1,921,476

LIABILITIES AND STOCKHOLDERS' (DEFICIT)EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$177,553	$228,316
Advances from officers and stockholders	144,869	--
Note payable to related parties	150,000	--

TOTAL CURRENT LIABILITIES	472,422	228,316

DEFERRED INCOME TAX	--	390,000

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, $.001 par value, 100,000,000 shares
authorized 53,259,700 and 236,265,297 issued
and outstanding	53,260	236,265
Additional paid-in capital	14,487,594	15,756,492
Stock subscription receivable	(1,250,000)	(1,250,000)
Accumulated deficit	(13,524,518)	(13,439,597)

TOTAL STOCKHOLDERS' (DEFICIT)EQUITY	(233,664)	1,303,160

TOTAL LIABILITIES AND STOCKHOLDERS'	$238,758	$1,921,476
(DEFICIT) EQUITY

Read accountants' review report.
The accompany notes are an integral part
of these financial statements.

TS&B HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	3/31/2003	3/31/2004
REVENUES	$10,000	$10,000
	10,000	10,000

OPERATING EXPENSES
Depreciation and amortization	412	--
Professional fees	7,879	162,937
General and administrative	26,324	79,825

	34,615	242,762

NET OPERATING LOSS	(24,615)	(232,762)

NET UNREALIZED APPRECIATION ON INVESTMENTS	--	1,004,389

OTHER INCOME (EXPENSE)
Other	12,720	--
Interest Income	16,372	37,100

	29,092	37,100

INCOME BEFORE INCOME TAX	4,477	808,727
DEFERRED INCOME TAX EXPENSE	--	(390,000)

NET INCOME	$4,477	$418,727

NET INCOME PER SHARE BASIC AND FULLY DILUTED	NIL	NIL

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	31,859,700	163,097,346

Read accountants' review report.
The accompany notes are an integral part
of these financial statements.

TS&B HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003

	3/31/2003	3/31/2004
REVENUES	$10,000		$21,675

OPERATING EXPENSES
Professional fees	426,857		514,599
Marketing	5,806		--
Depreciation and amortization	1,239		--
Salaries	675,000		--
General and administrative	110,132		111,136

	1,219,034		625,735

NET OPERATING LOSS	(1,209,034)		(604,060)

NET UNREALIZED APPRECIATION ON INVESTMENTS	--		1,004,389

OTHER INCOME (EXPENSE)
Other	12,720		17,747
Interest Income	50,375		56,845

TOTAL OTHER INCOME	63,095		74,592

INCOME BEFORE INCOME TAX	(1,145,939)		474,921
DEFERRED INCOME TAX EXPENSE	--		(390,000)

NET (LOSS) INCOME FROM OPERATIONS	$(1,145,939)		$84,921

NET LOSS PER SHARE BASIC AND FULLY DILUTED	$(0.04)	$	NIL

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	28,082,328		123,294,428

Read accountants' review report.
The accompany notes are an integral part
of these financial statements.

TS&B HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common stock Shares	Common Stock Par Value	Additional paid-in capital	Stock Subscription receivable		Accumulated (Deficit)	Total
BALANCE
JUNE 30, 2003	53,259,700	$53,260	$14,487,594	$	(1,250,000)	$(13,524,518)	$	(233,664)
STOCK ISSUED FOR
PROFESSIONAL
SERVICES	45,937,000	45,937	573,630		--	--		619,567
STOCK ISSUED
FOR CASH	93,318,597	93,318	67,500		--	--		160,818
STOCK ISSUED FOR
ACQUISITIONS	25,000,000	25,000	376,000		401,000
STOCK ISSUED
FOR DEBT CONVERSION	18,750,000	18,750	251,768		--	--		270,518
NET INCOME	--	--	--		--	84,921		84,921

BALANCE
MARCH 31,2004	236,265,297	$236,265	$15,756,492	$	(1,250,000)	$(13,439,597)		$1,303,160

Read accountants' review report.
The accompany notes are an integral part
of these financial statements.

TS&B HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	3/31/2003	3/31/2004
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(1,145,939)	$84,921
RECONCILIATION OF NET INCOME (LOSS) TO CASH FLOWS
(USED) IN PROVIDED BY OPERATING ACTIVITIES
Deferred income tax	--	390,000
Stock issued for services	1,026,500	619,567
Unrealized appreciation on investments	--	(1,004,389)
Depreciation and amortization	1,239	--
(Increase) in receivable	(56,300)	7,000
(Increase) in inventory	--	(5,549)
(Increase) in interest due on stock subscription	--	(56,250)
Decrease in deposits	--	30,500
(Increase) in other assets	--	(17,399)
Increase in accounts payable and accrued expenses	20,843	51,411

CASH FLOWS (USED) IN PROVIDED BY
OPERATING ACTIVITIES	(153,657)	99,812

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)Decrease in notes receivable	800	(70,523)
(Increase) in advance to employee	(60,000)	--
Purchase of office and computer equipment	--	(6,863)
(Increase) in investments	--	(89,710)

CASH FLOWS (USED) IN INVESTING ACTIVITIES	(59,200)	(167,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	214,369	--
Issuance of common stock	--	160,818
Officer advances	--	--

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	214,369	160,818

NET INCREASE (DECREASE) IN CASH	1,512	93,534
CASH, BEGINNING OF THE PERIOD	(304)	38,076

CASH, END OF THE PERIOD	$1,208	$131,610

Read accountants' review report.
The accompany notes are an integral part
of these financial statements.

TS&B HOLDINGS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2004

Portfolio Company	Industry	Title of Securities Held	Percentage of Class Held	Cost	Fair Value
Sports Nation, Inc. TS&B Gaming & Ent TSB Financial Services Wellstone Acquisition Corp Buehler Earth & Waterworks, LLC Gulf Coast Records, LLC KMA Capital Partners, LLC	Sports Memorabilia Gaming Hotels Financial Services Construction Music Financial Services	Common Stock Common Stock Common Stock Common Stock Member Units Member Units Limited Partner Units Promissory Notes	100% 100% 100% 66.67% 51% 49% 25% 0 Total	$25,000 79 - 632 - - 440,000 - $465,711 =======	$95,000 100 250,000 75,000 260,000 350,000 376,000 64,000 $1,470,100 ========

Read accountants' review report.
The accompany notes are an integral part
of these financial statements.

TS&B HOLDINGS, INC.NOTES
TO FINANCIAL STATEMENTS

MARCH 31, 2004

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Activities

TS&B Holdings, Inc. (the “Company” and formerly known as Ammonia Hold, Inc.) was incorporated in the state of Utah in 1980.

Commencing in 2002, the Company began offering investment banking and other financial advisory services to companies in a variety of businesses.

On January 5, 2004 the Company shareholders consented to the proposal to allow the Company to adopt business development company (“BDC”) status under the Investment Company Act of 1940 (“1940 Act”). A BDC is a specialized type of Investment Company under the 1940 Act. A BDC may primarily be engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels; such companies are termed “eligible portfolio companies”. The Company as a BDC, may invest in other securities, however such investments may not exceed 30% of the Company’s total asset value at the time of such investment. The Company filed its BDC election with the SEC (Form N-54A) on January 13, 2004.

TS&B Holdings, Inc. provides equity and long-term debt financing to small and medium-sized private companies in a variety of industries throughout the United States. Our investment object is to achieve long-term capital appreciation in the value of our investments and to provide current income primarily from interest, dividends and fees paid by our portfolio companies.

Basis of Presentation

The accompanying financial statements include the Company and its wholly owned subsidiary TSB Financial Services. All inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company’s revenues are derived from the following sources:

Interest income on loans made to various portfolio companies. The Company accrues the interest on such loans until the portfolio company has the necessary cash flow to repay such interest. If the Company’s analysis of the portfolio’s company’s performance indicates that the portfolio company may not have the ability to pay the interest and principal on a loan, the Company will place the loan in a non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, the Company will make exceptions to this policy if the investment is well secured and in the process of collection.

For certain investment transactions the Company provides management services and recognizes an agreed upon fixed monthly fee and expenses.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred.

Inventory

Inventory consisting of sports memorabilia is carried at the lower of cost or market.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

NOTE B — INVESTMENTS

Valuation of Investments

The most significant estimate inherent in the preparation of the Corporation’s consolidated financial statements is the valuation of its investment and the related unrealized appreciation or depreciation.

NOTE B – INVESTMENTS (CONTINUED)

Upon conversion to a BDC, the Company engaged a independent business valuation expert to value selected portfolio companies, which had significant activity in the Company’s first quarter as a BDC. The Board of Directors states all other portfolio companies and investments at fair market value as determined under a good faith standard.

The Company has investments in 5 controlled (portfolio) corporations as of March 31, 2004.

Buehler Earth and Waterworks, LLC.

Buehler Earth and Waterworks specializes in site development and infrastructure construction including, but not limited to, clearing, earthwork, utility construction, storm drainage, curbs, sidewalks; roadwork including sub-base, base and asphalt placement.

Buehler Earth and Waterworks mission is to provide a full line of site construction and related services to the land/site development industry (public/private) utilizing a team approach to deliver the highest in quality work seeking expeditious performance without compromising either cost efficiency or good safety practices.

Buehler Earth and Waterworks, LLC is a Florida Limited Partnership which the Company has a 51% interest. In addition, the Company is to receive an ongoing monthly management fee in the amount of $5,000.

Sports Nation, Inc.

Sports Nation is involved in all aspects of the sports memorabilia merchandising industry. Sports Nation’s management has over 50 years of combined experience in product development, licensing, mass merchandise, retail, and direct marketing & sales. Through years of specializing in sourcing and selling the finest caliber sports memorabilia and collectible products, Sports Nation has forged numerous strategic relationships with companies and individuals in sports marketing, including agents and athletes, manufacturers, authenticators, and retailers.

Sports Nation Inc is a Nevada Corporation, which is owned 100% by the Company.

TS&B Financial Services, Inc.

TSB Financial also obtains financing for various commercial real estate transactions through strategic relationships with outside funding sources. TSB Financial Services serves customers nationally from its headquarters in Orlando, Florida and from offices in Freeport, Illinois.

TSB Financial Services, Inc. is a Florida Corporation, which is owned 100% by the Company.

NOTE B — INVESTMENTS (CONTINUED)

Wellstone Acquisition Corporation

Wellstone Acquisition Corporation is a non-reporting corporate shell. Wellstone Acquisition had no business activity for the nine month ending March 31, 2004.

Wellstone Acquisition Corporation is a Delaware corporation that is owned 66% by the Company.

TS & B Gaming & Entertainment Corporation

TSB Gaming and Entertainment Corporation was formed on March 18, 2004 to invest in gaming, and other ventures. TSB Gaming and Entertainment had no business activity through March 31, 2004.

TSB Gaming & Entertainment Corporation is a Florida corporation that is 100% owned by the Company.

Other Investments

The Company has investments in two other companies as of March 31, 2004.

Gulf Coast Records, LLC

Gulf Coast Records, LLC is an independent record label for recording artist Glenn Cummings. Gulf Coast Records has met with music industry executives and has assembled a team in preparation for Glenn Cummings new untitled album release.

The Gulf Coast Records team includes, H.L. Voelker and Miles Bell who act as production consultants on Glenn’s album, and Lisa Berg of Berg & Associates directs Glenn’s press and publicity.

Gulf Coast Records, LLC is a Florida Limited Partnership which the Company has a 49% limited partnership interest. In addition, the Company is to receive an ongoing monthly management fee in the amount of $5,000.

KMA Capital Partners, Ltd.

KMA Capital Partners, Ltd. provides business consulting and financial services to small and mid-cap companies.

KMA Capital Partners, Ltd. is a Florida Limited Partnership in which the Company has a 25% interest.

NOTE C — STOCK ISSUED FOR SERVICES

During the three months ended March 31, 2004, the Company issued shares of Company stock for various professional consulting services. A summary of these activities is as follows:

	Shares	Amount
Professional consulting services	4,250,000	$119,000

The value assigned to the above shares is based on the stocks’ traded market price on or about the date the shares were issued. For the three months ended March 31, 2004, the above amount is included in professional fees.

NOTE D — STOCK SUBSCRIPTION RECEIVABLE

In June 2001, the Company entered into an acquisition agreement with Transatlantic Surety and Bond Co., Ltd. (Surety and Bond), a United Kingdom corporation, for purchase of 30% of its outstanding stock. Terms of the agreement provided for the following, among others:

o	A purchase price of $1,250,000, payable in the form of a convertible, callable, secured, subordinated debenture (see below);

o	Surety and Bond shall, on a best efforts basis, raise debt funds, and acquire operating companies, as defined;

o	Granted stock purchase options to Surety and Bond for a three year period as follows:

3,000,000 shares at $1.50 per share
3,000,000 shares at $3.50 per share

The subordinated debenture noted above is from a company affiliated with TSB Holdings, Inc. and bears interest at 6.0%. A portion of the acquired shares is held in escrow pending Surety and Bond performance on debenture terms. Principal is payable at as follows:

Date	Amount
June 2002	$ 312,500
June 2003	312,500
June 2004	625,000

$1,250,000

In addition, the Surety & Bond has the option after June 2004 to covert the debenture into stock of the affiliated company at the then existing market price.

At March 31, 2004 and through May 18, 2004 TSB and/or its affiliated company has not made its scheduled principal and interest payments. Further Surety and Bond has been unsuccessful in raising debt funds and acquiring operating companies. At March 31, 2004, unpaid interest on the debenture amounted to $209,332.

NOTE E — BUSINESS ACQUISITIONS

At March 31, 2004 and through May 18, 2004 the Company has one active and separate acquisition under consideration. The composition of the aggregate purchase price requires a cash payment of $130,000 to be paid installments from May 2004 through August 2004:

NOTE F — INCOME TAXES

For the period ended March 31, 2004, the following temporary differences give rise to the above deferred tax benefits:

Unrealized security gains	$ 390,000

At March 31, 2004 deferred tax assets consist of the following:
Deferred tax assets	$ 3,825,000
Less valuation allowance	(3,825,000)

Deferred tax assets	$ --

At June 30, 2003 the Company has approximately $11,300,000 of tax net operating losses available for carryforward through 2022.

NOTE G — LEASE ACTIVITY

The Company leases office and operating facilities under a short-term operating lease.

NOTE H — STOCK OPTIONS

In June 2001, the Company entered into a stock option agreement with a stockholder. The agreement grants options of 3,000,000 shares at an exercise price of $1.50 and 3,000,000 shares at an exercise price of $3.50. These options have a term of thirty-six months and expire on June 15, 2004. As of March 31, 2004 the options have not been exercised.

NOTE I — NOTE PAYABLE TO RELATED PARTIES

In August 2002, certain officers, both present and former, and shareholders of the Company personally borrowed $150,000 from a bank. Concurrently, the loan was assigned to the Company. Terms of the loan provided for interest at 10% with the principal due in November 2002.

At March 31, 2004, the Company agreed to a repayment amount of $125,000 of which $30,000 has been paid in May 2004 and the remainder to be paid in the next 90 days.

NOTE J — GOING CONCERN

As noted in the accompanying financial statements, the Company has sustained substantial net operating losses. Its ability to continue as a going concern and realize its assets and pay its liabilities is dependant upon generating sufficient profitable revenues and obtaining funding to support operations and fund planned acquisitions.

Management is attempting to generate sufficient revenues and obtain funds to support continuing operations and fund acquisitions. At March 31, 2004, and subsequently, management is addressing funding sources to meet its projected needs. Management is confident they will be successful and will generate sufficient revenues and obtain the necessary funding. Through May 18, 2004, additional funding to support operations and planned acquisitions has been obtained.

NOTE K — SUBSEQUENT EVENT

On May 13, 2004, the Company agreed to acquire a 51% interest in Cummings Financial Services, Inc. (a Florida licensed mortgage broker and financial services entity) for a purchase price of $130,000. The purchase price is to be paid in installments from May 2004 through August 2004.

In May 2004, the Company rescinded the sale of its stock to an entity. Under the terms of the original agreement, the Company would issue 49,318,597 of its common shares for total proceeds of $500,000. As of March 31, 2004 the Company received $137,500 for the issuance of 11,722,597 of its common shares.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2004	TS&B Holdings, Inc. By: /s/ JAMES E. JENKINS JAMES E. JENKINS Chief Executive Officer