Form 10KSB
period 2004-06-30
TS&B HOLDINGS INC
filed 2004-10-06
CIK 1019852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Fiscal Year Ended June 30, 2004

[ ]	Transition Report Pursuant to Section 13 or 15(d) of The SecuritiesExchange Act of 1934

Commission File Number 333-29903

TS&B HOLDINGS, INC.
(Name of small business issuer in its charter)

Utah	30-0123229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Sand Lake Center IV 7380 Sand Lake Rd., Orlando, Florida 32819
(Address of principal executive offices) (Zip Code)

Issuer’s telephone no.: (407) 649-8325

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State the issuer’s revenues for its most recent fiscal year. $884,680

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days $2,547,923 (Based on bid price of $.005 and ask price of .0055 on June 30, 2004 and 485,318,700 shares held by non-affiliates)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of June 30, 2004
Common Stock, Par Value	485,318,700
$.001 per share

DOCUMENTS INCORPORATED BY REFERENCE
NONE

Transitional Small Business Disclosure Format. Yes   ] No [X]

TS&B HOLDINGS, INC.

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

Portfolio Investments

The Company has investments in 8 controlled (portfolio) Company’s as of June 30, 2004.

1.     Cummings Financial Services, Inc.

Cummings Financial Services, Inc. is a licensed mortgage broker licensed in the State of Florida. Glenn Cummings has been in the mortgage brokerage business since 1993 as a mortgage loan originator with Household Finance Corporation. In 1996 Mr. Cummings became licensed as an independent mortgage broker. In 1999 Mr. Cummings signed a net branch agreement with Stockton, Turner, LLC. Under the branch agreement, Mr. Cummings operated as Stockton, Turner, Cummings, Inc. In 2001 Glenn & Alicia Cummings formed Cummings Financial Services, Inc. and became a correspondent lender. In May 2004, TS & B Holdings, Inc. acquired a 51% interest in Cummings Financial Services, Inc.

2.     Home Savings Plan, Inc.

Home Savings Plan, Inc. is a Florida corporation which sells to Cummings Financial Services, Inc. mortgage customers a bi-weekly payment plan for mortgage payments. Home Savings, Plan, Inc. is 51% owned by the Company.

3.     Buehler Earth & Waterworks, LLC

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

Buehler Earth and Waterworks, LLC is a Florida Limited Liability Corporation which the Company has a 51% interest.

Buehler Earth and Waterworks, LLC owns 100% of BEW Landscape and Irrigation, LLC a Florida Limited Liability Corporation. BEW Landscape and Irrigation provides plants and irrigation services on a wholesale and retail basis to various customers throughout Florida.

4.     Sports Nation, Inc.

Sports Nation, Inc. is involved in all aspects of the sports memorabilia merchandising industry. Sports Nation’s management has over 50 years of combined experience in product development, licensing, mass merchandise, retail, and direct marketing & sales. Through years of specializing in sourcing and selling the finest caliber sports memorabilia and collectible products, Sports Nation has forged numerous strategic relationships with companies and individuals in sports marketing, including agents and athletes, manufacturers, authenticators, and retailers.

Sports Nation, Inc. is a Nevada Corporation, which is owned 100% by the Company.

5.     TSB Financial Services, Inc.

TSB Financial Services, Inc. obtains financing for various commercial real estate transactions thought strategic relationships with outside funding sources. TSB Financial Services, Inc. serves customers nationally from its headquarters in Orlando, Florida, with offices in Freeport, Illinois.

TSB Financial Services, Inc. is a Florida Corporation, which is owned 100% by the Company.

6.     Wellstone Acquisition Corporation

Wellstone Acquisition Corporation is a non-reporting Securities & Exchange Commission registrant. This Company had no business activity for the years ending June 30, 2004 and 2003.

Wellstone Acquisition Corporation is a Delaware corporation that is owned 66% by the Company.

7.     TS&B Gaming and Entertainment Corporation

TS&B Gaming and Entertainment Corporation was formed on March 18, 2004 to invest in gaming, entertainment and other such ventures. TS&B Gaming and Entertainment had no business activity through June 30, 2004.

TS&B Gaming & Entertainment Corporation is a Florida corporation that is 100% owned by the Company.

8.     TS&B Ventures, Inc.

TS&B Ventures, Inc. was formed on April 16, 2004 to seek private investment into the Company’s various portfolio companies.

TS&B Ventures, Inc. is a Florida corporation that is 100% owned by the Company.

Other Investments

The Company has investments in two other companies as of June 30, 2004.

1.     Gulf Coast Records, LLC

Gulf Coast Records, LLC is an independent record label. Currently, Gulf Coast is developing recording artist Glenn Cummings. Gulf Coast Records has met with music industry executives and has assembled a team in preparation for Glenn Cummings new album release entitled “BIG”.

The Gulf Coast Records team includes, H.L. Voelker and Miles Bell who act as production consultants on Glenn’s album, and Lisa Berg of Berg & Associates directs Glenn’s press and publicity.

On June 30, 2004 Gulf Coast Records formed Hare Scramble, LLC. Hare Scramble, LLC a Florida Limited Liability Corporation involved in music publishing 100% owned by Gulf Coast Records, LLC.

2.     KMA Capital Partners, Ltd.

KMA Capital Partners, Ltd. provides business consulting and financial services to the Company and to small and mid-cap companies.

KMA Capital Partners, Ltd. is a Florida Limited Partnership which the Company has a 25% limited partnership interest.

Valuation of Investments

The most significant estimate inherent in the preparation of the Company’s consolidated financial statements is the valuation of its investment and the related unrealized appreciation or depreciation.

Upon the Company’s conversion to a business development company, the Company employed independent business valuation experts to value selected portfolio companies, which had significant activity in its first two quarters as a business development company. The Board of Directors determined all other portfolio companies and investments at fair market value under a good faith standard.

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

As of June 30, 2004 the Company’s portfolio consisted 76.86% of equity securities and 23.14% of investments or advances to controlled companies. The Company’s private finance portfolio currently includes investments in a wide variety of industries including, mortgage brokerage, commercial site construction, wholesale and retail plant sales, a record company, publishing company and financial services and sports memorabilia.

The Company funds new investments using cash through the issuance of common stock. The Company intends to reinvest accrued interest, dividends and management fees into its various investments. When the Company acquires a controlling interest in a company, the Company may have the opportunity to acquire the company’s equity with its common stock. The issuance of its stock as consideration may provide the Company with the benefit of raising equity without having to access the public markets in an underwritten offering, including the added benefit of the elimination of any underwriting commission.

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

The Company may be periodically examined by the Securities and Exchange Commission for compliance with the 1940 Act. As of the date of this filing the Company has not been examined by the Securities and Exchange Commission and has not been notified of a pending examination.

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

Employees

As of June 30, 2004 the Company had five employees.

Risk Factors and Other Considerations

Investing in the Company’s common stock involves a high degree of risk. Careful consideration should be given to the risks described below and all other information contained in this Annual Report, including our financial statements and the related notes and the schedules as exhibits to this Annual Report.

Limited Operating History as a Business Development Company Which May Impair Your Ability to Assess Our Prospects.

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

Under the 1940 Act the Company is required to carry its portfolio investments at market value, or, if there is no readily available market value, at fair value as determined by the board. The Company is not permitted to maintain a general reserve for anticipated loan losses. Instead, the Company is required by the 1940 Act to specifically value each individual investment and to record any unrealized depreciation for any asset that has decreased in value. Because, there is typically no public market for the loans and equity securities of the companies in which it invests, the Company’s board will determine the fair value of these loans and equity securities pursuant to its valuation policy. These determinations of fair value may necessarily be somewhat subjective. Accordingly, these values may differ materially from the values that would be determined by a party or placed on the portfolio if there existed a market for our loans and equity securities.

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

In addition, some smaller businesses have narrower product lines and market shares that their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recover of, the Company’s investment in such business.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholders Matters

TS&B Holdings, Inc. common stock, par value, $.001 per share (“Common Stock”) is traded on the Over the Counter NADAQ Electronic Bulletin Board (“OTC”) under the symbol “TSBI.OB” The following table sets forth, for the period indicated, the range of high and low closing prices reported by the OTC. Such quotations represent prices between dealers and may not include markups, markdowns, or commissions and may not necessarily represent actual transactions.

	HIGH	LOW
2004 Quarter Ended

March 31st	.05	.01

June 30th	.01	.01

2003 Quarter Ended

March 31st	.03	.01

June 30th	.02	.01

September 30th	.02	.01

December 31st	.03	.01

2002 Quarter Ended

March 31st	1.00	.14

June 30th	.25	.02

September 30th	.13	.02

December 31st	.09	.01

As of June 30, 2004 the authorized capital of the company is 500,000,000 shares of common voting stock par value $.001 per share and 10,000,000 shares of no par preferred stock.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the Company’s “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and the Financial Statements and notes thereto. As discussed in Note A to the Financial Statements, the Company converted to a Business Development Company effective January 5, 2004. The results of operations for the year ended June 30, 2004 are divided into two periods, the “Post Conversion as a Business Development Company period” and “Pre-Conversion prior to becoming a Business Development Company” period. Different accounting principles are used in the preparation of financial statements of a business development company under the Investment Company Act of 1940 and, as a result, the financial results for periods prior to January 1, 2004 are not comparable to the period commencing on January 1, 2004 and are not expected to be representative of its financial results in the future.

	Year Ended June 30, 2004	Year Ended June 30, 2003		Three Month Ended June 30, 2004	Three Month Ended June 30, 2003
Total Assets	$3,574,738		$238,758	$3,574,738		238,758

Total Liabilities	$989,645		$472,422	$989,645		$472,422

Total Stockholders Equity	$2,585,093		($ 233,664)	2,585,093		($ 233,664)

Revenue	$884,680		$46,200	$874,680		$36,200

Net Unrealized Appreciation	$1,644,589	$	- 0 -	$1,644,589	$	- 0 -

Operating Income (Loss)	$177,054		($1,588,423)	($ 241,673)		($1,563,808)

Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations.

The following information should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Forward Looking Statements

This Form 10-K including the Management’s Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements that involve substantial risk and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about the Company’s industry, beliefs, and assumptions. Such forward-looking statements involve risks and uncertainties that could cause risks or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include without limitation statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

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

Although the assumptions on which these forward looking statements are based are reasonable, any of those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Annual Report should be regarded as a representation of the Company that its plans and objectives will be achieved. Undue reliance should not be placed on these forward-looking statements, which apply only as of the date of this Annual Report.

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

Valuation of Investments

        At June 30, 2004 51.27% of the Company’s total assets represented investments recorded at fair value. Value as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in its portfolio, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and consistent valuation process. Because of the inherent uncertainty in determining the fair value of investments that do not have a readily ascertainable market value, the fair value of its investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Financial Condition

The Company’s total consolidated assets increased by $3,335,980 or (1,397%) to $3,574,738 from the prior year. The increase in total assets can be attributed to the increase in the fair market value of the Company’s assets from electing BDC status and additional company acquisitions.

The Company’s financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small and medium-sized companies. These businesses tend to be thinly capitalized, small companies that may lack experienced management. The following summaries the Company’s investment portfolio as of June 30, 2004, the Company’s second quarter as a business development corporation

June 30, 2004
Investment at Cost	$188,011
Unrealized (depreciation) appreciation, net	1,644,589

Investment's at fair value	$1,832,600

The increase in unrealized appreciation is primarily attributable to due to the increased in value placed on the Company’s portfolio investments.

During the first two quarters of 2004, the Company valued its equity and investment holdings in accordance with the established valuation policies (see “Valuation of Investments and Equity Holdings”) above.

The Company’s total investments at fair value, whose values have been estimated by the Board of Directors, approximated 51.27% of net assets at June 30, 2004.

The cash and cash equivalents approximated 13.17% of net assets as of June 30, 2004.

The effect of the change in unrealized appreciation on investments resulted in a net increase in net deferred tax liability from $ — 0 — at June 30, 2004 to a net deferred tax asset of $27,200 at June 30, 2004.

Results of Operations

The results of operations for the quarter ended June 30, 2004 reflect our results as a business development company under the Investment Company Act of 1940. The results of operations prior to January 1, 2004 reflect our results of operations prior to operating as a business development company under the Investment Company Act of 1940. The principal differences between these two reporting period relate to accounting for investments and income taxes. See Note A to our Consolidated Financial Statements. In addition, certain prior year items have been reclassified to conform to the current year presentation as a business development company.

Dividends and Interest

Dividends and interest income on investments for the year ended June 30, 2004 and year ended June 30, 2003 was $62,414 and $75,000 respectively. The decrease in interest and dividends was primarily due to the sources of income shifting from a transactional base business to the Company receiving interest income from its portfolio companies.

Management Fees

Management fees for the quarter ended June 30, 2004 and year ended June 30, 2004 were $35,000 and $45,000 respectively. The management fees were primarily due to services rendered to Buehler Earth and Waterworks, LLC, Gulf Coast Records, LLC., and Cummings Financial Services, Inc.

Operating Expenses

Total operating expenses for the year ended June 30, 2004 and year ended June 30, 2003 was $2,035,477 and $1,713,497. A significant component of total operating expenses was professional fees of $244,114 for the year ended June 30, 2004 and $673,297 for the year ended June 30, 2003. A second component of total operating expenses was general and administrative expenses of $1,742,414 for the year ended June 30, 2004 and $1,038,547. The increase in general and administrative expenses is primarily due to the expenses of the Company’s portfolio companies.

Liquidity and Capital Resources

At June 30, 2004 and June 30, 2003, the Company had $470,940 and $38,076 respectively in cash and cash equivalents. The Company’s objective is to have sufficient cash on hand to cover current funding requirements and operations.

The Company expects its cash on hand and cash generated from operations to be adequate to meet our cash needs at our current level of operations, including the next twelve months. The Company generally funds new originations using cash on hand and equity financing and outside investments.

Private Portfolio Company Investments

The following is a list of the private companies in which the Company had an investment in. The cost and fair market value of such securities at June 30, 2004 was:

Name of Company	Cost	FMV
Cummings Financial Services, Inc.	$61,065	$780,000
Buehler Earth & Waterworks, LLC	101,235	255,000
Sports Nation, Inc.	25,000	46,000
Gulf Coast Records, LLC	--	424,000
Home Savings Plan, Inc.	--	1,000
TS & B Financial Services, Inc.	--	250,000
Wellstone Acquisition Corporation	632	75,000
KMA Capital Partners, Ltd.	--	--
TSB Gaming & Entertainment Corporation	79	1,000
TSB Ventures, Inc.	--	600
Total	$188,011	$1,832,600

Recent Developments

On July 14, 2004, Buehler Earth & Waterworks, LLC agreed to acquire a 75% interest in Advance Pool Technologies, Inc a Florida licensed commercial pool designer and qualifier.

On August 13, 2004 the Company announced a 40 – 1 reverse split of its common shares. On the same day NASD changed the Company’s symbol from TSBB.OB to TSBI.OB.

The Company issued 3,750,000 preferred shares. On August 13, 2004 such conversion ratio was reduced to 25-1 in line with the Company’s announcement of its 40-1 reverse split of its common shares. On August 25, 2004 the Board of Directors reduced the conversion of the preferred to 4 — 1. As of the date of this report no preferred shares have converted to common shares.

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

As of June 30, 2004, the Company did not have any off-balance sheet investments or hedging investments.

Impact of Inflation

The Company does not believe that its business is materially affected by inflation, other than the impact inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuation to underlying earnings all of which will influence the value of the Company’s investments.

Item 8. Financial Statements and Supplementary Data

TS&B HOLDINGS, INC. & SUBSIDIARIES

_________________

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
TS&B Holdings, Inc. & Subsidiaries
Orlando, Florida

We have audited the accompanying consolidated balance sheet of TS&B Holdings, Inc. & Subsidiaries as of June 30, 2004 and the related consolidated statement of operations, cash flows, stockholders’ equity and investments for the year then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of TS&B Holdings Inc. & Subsidiaries for the year ended June 30, 2003 were audited by other auditors whose report dated October 10, 2003 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TS&B Holdings, Inc. & Subsidiaries as of June 30, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Baumann, Raymondo & Company
Baumann, Raymondo & Company
Tampa, Florida
August 8, 2004

TS&B HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 2003 and 2004

ASSETS

	6/30/2003	6/30/2004
Cash	$38,076	$470,940
Investments, at fair value	--	1,832,600
Interest due on stock subscription receivable	153,082	--
Accounts receivable, net of allowance of $80,000	7,000	--
Inventory	--	53,300
Other assets	100	49,039
Fixed assets, net of accumulated depreciation	--	308,071
Deposit on pending acquisition	40,500	--
Goodwill	--	489,000
Notes receivable, net of allowance of $80,000	--	329,548
Deferred income taxes	--	27,200
Security deposit	--	15,040

TOTAL ASSETS	$238,758	$3,574,738

LIABILITIES AND STOCKHOLDERS' (DEFICIT)EQUITY
LIABILITIES
Accounts payable and accrued expenses	$177,553	$187,005
Advances to officers and stockholders	144,869	--
Notes payables	--	687,131
Note payable to related parties	150,000	--
Deferred income taxes	--	102,524
Capital leases payable	--	12,985

TOTAL LIABILITIES	472,422	989,645

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, no par value, 10,000,000 shares
authorized, none issued and outstanding	--	--
Common stock, $.001 par value, 500,000,000 shares
authorized 53,259,700 and 485,318,700 issued
and outstanding	53,260	485,319
Additional paid-in capital	14,487,594	15,506,807
Stock subscription receivable	(1,250,000)	(4,700)
Accumulated deficit	(13,524,518)	(13,347,464)
Miniority interest	--	(54,869)

TOTAL STOCKHOLDERS' (DEFICIT)EQUITY	(233,664)	2,585,093

TOTAL LIABILITIES AND STOCKHOLDERS'	$238,758	$3,574,738

(DEFICIT) EQUITY

TS&B HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2003 AND 2004

	6/30/2003	6/30/2004
REVENUES	46,200	884,680

COST OF GOODS SOLD	--	94,737

OPERATING EXPENSES
Depreciation and amortization	1,653	48,949
Professional fees	673,297	244,114
General and administrative	1,038,547	1,742,414

	1,713,497	2,035,477

NET OPERATING LOSS	(1,667,297)	(1,245,534)

NET UNREALIZED APPRECIATION ON INVESTMENTS	--	1,644,589

OTHER INCOME (EXPENSE)
Interest Income	75,000	62,414
Interest Expense	(13,096)	(69,831)
Other	16,970	(205,299)

	78,874	(212,716)

(LOSS) INCOME BEFORE INCOME TAX	(1,588,423)	186,339
DEFERRED INCOME TAX EXPENSE	--	(75,324)

(LOSS) INCOME BEFORE MINORITY INTEREST	(1,588,423)	111,015
MINORITY INTEREST	--	(66,039)

NET (LOSS) INCOME	(1,588,423)	177,054

NET INCOME PER SHARE BASIC AND FULLY DILUTED	NIL	NIL

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	35,945,453	143,810,387

TS&B HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY ACCUMULATED (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2003 AND 2004

	Common stock		Additional paid-in	Stock Subscription	Accumulated Income	Minority
	Shares	Par Value	capital	receivable	(Deficit)	Interest	Total
BALANCE JUNE 30, 2002	20,609,700	$20,610	$13,175,469	$(1,250,000)	$(11,936,095)	$--	$9,984

STOCK ISSUED FOR
EMPLOYEE AND OFFICER COMPENSATION	9,150,000	9,150	712,325	--	--	--	721,475

STOCK ISSUED FOR
PROFESSIONAL SERVICES	19,000,000	19,000	563,800	--	--	--	582,800

STOCK ISSUED FOR ACQUISITION	4,500,000	4,500	36,000	--	--	--	40,500
NET INCOME (LOSS)	--	--	--	--	(1,588,423)	--	(1,588,423)

BALANCE JUNE 30, 2003	53,259,700	53,260	14,487,594	(1,250,000)	(13,524,518)	0	(233,664)

STOCK ISSUED FOR
PROFESSIONAL SERVICES	42,937,000	42,937	480,655	--	--	--	523,592

STOCK ISSUED FOR CASH	333,372,000	333,372	846,308	(4,700)	--	--	1,174,980

STOCK ISSUED FOR ACQUISITIONS	37,000,000	37,000	532,000	569,000

STOCK ISSUED FOR DEBT CONVERSION	18,750,000	18,750	410,250	--	--	--	429,000

MINORITY INTEREST IN
CONNECTION WITH INVESTMENTS	--	--	--	--	--	11,170	11,170
EXPIRATION OF OPTION	(1,250,000)	1,250,000	--
NET INCOME (LOSS)	--	--	--	--	177,054	(66,039)	111,015

BALANCE JUNE 30, 2004	485,318,700	$485,319	$15,506,807	($ 4,700)	($13,347,464)	(54,869)	$2,585,093

TS&B HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2003 AND 2004

CASH FLOWS FROM OPERATING ACTIVITIES:	6/30/2003	6/30/2004
NET INCOME (LOSS)	$(1,588,423)	$177,054
RECONCILIATION OF NET INCOME (LOSS) TO CASH FLOWS
(USED) IN PROVIDED BY OPERATING ACTIVITIES
Deferred income tax	--	(75,324)
Minority interest	--	54,869
Bad debt expense	--	80,000
Stock issued for services	1,304,275	523,592
Unrealized appreciation on investments	--	(1,644,589)
Depreciation and amortization	1,653	48,949
Decrease in receivable	101,203	7,000
(Increase) in inventory	--	(53,299)
Decrease in deposit on pending acquisition	--	40,500
(Increase) in stock subscription receivable	--	(4,700)
Decrease in interest due on stock subscription	--	153,082
(Increase) in deposits	--	(15,594)
(Increase) in other assets	(69,850)	(48,939)
Increase in accounts payable and accrued expenses	8,687	9,450

CASH FLOWS (USED) IN OPERATING ACTIVITIES	(242,455)	(747,949)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) in notes receivable	--	434,548
Loss on disposition of assets	5,783	--
Purchase of property and equipment	--	(357,020)
Purchase of investments	--	(463,957)

CASH FLOWS (USED) IN PROVIDED BY INVESTING ACTIVITIES	5,783	(386,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	150,000	1,127,131
Payment of advances from officers	--	(144,869)
Payment of notes payable to related parties	(150,000)
Payment of notes payable	--	(440,000)
Issuance of common stock	--	1,174,980
Officer advances	125,052

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	275,052	1,567,242

NET INCREASE IN CASH	38,380	432,864
CASH, BEGINNING OF THE PERIOD	(304)	38,076

CASH, END OF THE PERIOD	$38,076	$470,940

TS&B HOLDINGS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30,2004

Portfolio Company	Industry	Title of Securities Held	Percentage of Class Held	Cost	Fair Value
Sports Nation, Inc.	Sports	Common	100	$ 25,000	$ 46,000
	Memorabilia	Stock

TS&B Gaming & Entertainment	Gaming Hotels	Common	100	79	1,000
Corporation		Stock

TSB Financial	Financial	Common	100	--	250,000
Services	Services	Stock

TSB Ventures, Inc.	Financial	Common	100	--	600
	Services	Stock

Wellstone	Financial	Common	66.67	632	75,000
Acquisition Corp	Services	Stock

Buehler Earth &	Construction	Member	51	101,235	255,000
Waterworks, LLC		Units

Gulf Coast Records, LLC	Music	Member	49	--	424,000
		Units

Cummings Financial	Mortgage	Common	51	61,065	780,000
Services, Inc.	Broker	Stock

Home Savings, Plan, Inc.	Financial	Common	51	--	1,000
	Services	Stock

KMA Capital	Financial	Limited	25	--	--
Partners, LLC	Services	Partner
		Units

			Total	$188,011	$1,832,600

TS&B HOLDINGS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Activities

TS&B Holdings, Inc. & Subsidiaries (the “Company”) was incorporated in the state of Utah in 1980.

On January 5, 2004 the Company’s shareholders consented to the proposal to allow the Company to adopt business development company (“BDC”) status under the Investment Company Act of 1940 (“1940 Act”). A BDC is a specialized type of Investment Company under the 1940 Act. A BDC may primarily be engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels; such companies are termed “eligible portfolio companies”. The Company as a BDC, may invest in other securities, however such investments may not exceed 30% of the Company’s total asset value at the time of such investment. The Company filed its BDC election with the SEC (Form N-54A) on January 13, 2004.

TS&B Holdings, Inc. provides equity and long-term debt financing to small and medium-sized private companies in a variety of industries throughout the United States. The Company’s investment object is to achieve long-term capital appreciation in the value of its investments and to provide current income primarily from interest, dividends and fees paid by its portfolio companies.

Basis of Presentation

The accompanying financial statements include the Company and its wholly owned subsidiaries TSB Financial Services, Sports Nation, Inc., TS & B Gaming & Entertainment Corporation, and TS&B Ventures, Inc. The financial statements also include the Company’s 66 2/3% interest in Wellstone Acquisition Corporation and 51% interest in Cummings Financial Services, Inc., Buehler Earth & Waterworks, LLC and Home Savings Plan, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company’s recognizes revenue using the accrual method of accounting. The accrual method provides for a better matching of revenues and expenses.

The Company also accrues interest income on loans made to various portfolio companies. The Company accrues the interest on such loans until the portfolio company has the necessary cash flow to repay such interest. If the Company’s analysis of the portfolio’s company’s performance indicates that the portfolio company may not have the ability to pay the interest and principal on a loan, the Company will make an allowance provision on that entity and in effect cease recognizing interest income on that loan until all principal has been paid. However, the Company will make exceptions to this policy if the investment is well secured and in the process of collection.

For certain investment transactions the Company provides management services and recognizes an agreed upon fixed monthly fee and expenses.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred.

Inventory

Inventory consists principally of sports memorabilia, palm trees and plants. Such inventory is carried at the lower of cost or market.

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

Net (Loss) Income Per Common Share

Net (Loss) Income per common share is computed using the weighted average of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

Cash and Cash Equivalents

For the propose of the statement of cash flows, cash and cash equivalents includes time deposits with original maturities of three months or less.

Segments

The Company operates as one segment as defined by the Statement of Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fixed Assets

Fixed assets are stated at cost. The cost of equipment is charged against income over their estimated useful lives, using the straight-line method of depreciation. Repairs and maintenance which are considered betterments and do not extend the useful life of equipment are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation is removed from the accounts and the resulting profit and loss are reflected in income.

Goodwill and Other Intangibles

The Company records Goodwill in accordance with Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets. Intangible assets such as goodwill are not amortized, instead the Company will review the goodwill not less than annually to see if it has been impaired. If an impairment has incurred, it will be recorded as an expense in that period.

NOTE B — INVESTMENTS

Valuation of Investments

The most significant estimate inherent in the preparation of the Company’s consolidated financial statements is the valuation of its investment and the related unrealized appreciation or depreciation.

Upon conversion to a BDC, the Company engaged independent business valuation experts to value selected portfolio companies, which had significant activity in the Company’s first two quarters as a BDC. The Board of Directors states all other portfolio companies and investments at fair market value as determined under a good faith standard.

The Company has investments in 8 controlled (portfolio) corporations as of June 30, 2004.

Cummings Financial Services, Inc.

Cummings Financial Services, Inc. is a mortgage broker licensed in the State of Florida and located in Brandon, Florida. Glenn Cummings has been in the mortgage brokerage business since 1993 as a mortgage loan originator with Household Finance Corporation. In 1996 Mr. Cummings became licensed as an independent mortgage broker. In 1999 Mr. Cummings signed a net branch agreement with Stockton, Turner, LLC. Under the branch agreement, Mr. Cummings operated as Stockton, Turner, Cummings, Inc. In 2001 Glenn & Alicia Cummings formed Cummings Financial Services, Inc. and became a correspondent lender. In May 2004, the Company acquired a 51% interest in Cummings Financial Services, Inc.

The Company receives an ongoing monthly management fee in the amount of $5,000 from Cummings Financial Services, Inc.

NOTE B — INVESTMENTS (CONTINUED)

Home Savings Plan, Inc.

Home Savings Plan, Inc. is a company which sells to Cummings Financial Services, Inc mortgage customers a bi-weekly payment plan for mortgage payments. The company was incorporated in 2001. Home Savings Plan, Inc. is located in Brandon, Florida.

Home Mortgage Savings, Plan is owned 51% by the Company.

Buehler Earth & Waterworks, LLC.

Buehler Earth & Waterworks LLC. specializes in site development and infrastructure construction including, but not limited to, clearing, earthwork, utility construction, storm drainage, curbs, sidewalks, roadwork including sub-base, base and asphalt placement.

Buehler Earth & Waterworks LLC. mission is to provide a full line of site construction and related services to the land/site development industry (public/private) utilizing a team approach to deliver the highest in quality work seeking expeditious performance without compromising either cost efficiency or good safety practices.

Buehler Earth & Waterworks, LLC. has a 100% interest in BEW Landscape & Irrigation, LLC. BEW Landscape & Irrigation, LLC. provides plants and irrigation to wholesale and retail distribution outlets.

Buehler Earth & Waterworks, LLC is a Florida Limited Partnership which the Company has a 51% interest. In addition, the Company receives an ongoing monthly management fee in the amount of $5,000.

Sports Nation, Inc.

Sports Nation, Inc. is involved in all aspects of the sports memorabilia merchandising industry. Sports Nation’s management has over 50 years of combined experience in product development, licensing, mass merchandise, retail, and direct marketing & sales. Through years of specializing in sourcing and selling the finest caliber sports memorabilia and collectible products, Sports Nation has forged numerous strategic relationships with companies and individuals in sports marketing, including agents and athletes, manufacturers, authenticators, and retailers.

Sports Nation Inc is a Nevada Corporation, which is owned 100% by the Company.

TSB Financial Services, Inc.

TSB Financial, Inc. also obtains financing for various commercial real estate transactions through strategic relationships with outside funding sources. TSB Financial Services, Inc. serves customers nationally from its headquarters in Orlando, Florida.

TSB Financial Services, Inc. is a Florida Corporation, which is owned 100% by the Company.

NOTE B — INVESTMENTS (CONTINUED)

TS&B Gaming & Entertainment Corporation

TS&B Gaming & Entertainment Corporation was formed on March 18, 2004 to invest in gaming, hotels and other ventures. TS&B Gaming & Entertainment Corporation has had minimal business activity through June, 2004.

TS&B Gaming & Entertainment Corporation is a Florida corporation that is 100% owned by the Company.

TS & B Ventures, Inc.

TS & B Ventures, Inc. was formed in April, 2004 to raise money from the private equity market. TS & B Ventures, Inc. has had minimal business activity through June 30, 2004.

TS & B Ventures, Inc. is a Florida corporation that is 100% owned by the Company.

Wellstone Acquisition Corporation

Wellstone Acquisition Corporation is a non-reporting Securities and Exchange Commission registrant. Wellstone Acquisition had no business activity for the twelve month period ending June 30, 2004.

Wellstone Acquisition Corporation is a Delaware corporation that is owned 66 2/3% by the Company.

Other Investments

The Company has investments in two other companies as of June 30, 2004.

Gulf Coast Records, LLC

Gulf Coast Records, LLC is an independent record label for recording artist Glenn Cummings. Gulf Coast Records has met with music industry executives and has assembled a team in preparation for Glenn Cummings new album release entitled “BIG”.

Gulf Coast Records, LLC is a Florida Limited Partnership which the Company has a 49% limited partnership interest. In addition, the Company receives an ongoing monthly management fee in the amount of $5,000.

KMA Capital Partners, Ltd.

KMA Capital Partners, Ltd. provides business consulting and financial services to small and mid-cap companies.

KMA Capital Partners, Ltd. is a Florida Limited Partnership in which the Company has a 25% interest.

NOTE C — FIXED ASSETS

Major categories of property and equipment, including their useful lives are as follows at June 30, 2004:

	Cost	Useful Life
Automobile & Trucks	$159,782	5 - 7 Years
Machinery & Equipment	131,508	7 - 10 Years
Office & Computer Equipment	76,482	5 - 7 Years
Furniture & Fixtures	5,118	5 - 7 Years
Signage	234	5 - 7 Years
Intangible Assets	359	5 - 40 Years

	$373,483
Less Accumulated Depreciation & Amortization	65,412

Net	$308,071

Depreciation expense for the year ended June 30, 2004 was $ 48,949.

NOTE D — STOCK ISSUED FOR SERVICES

During the years ended June 30, 2004 and 2003, the Company issued shares of the Company’s common stock for various professional consulting services. A summary of these activities is as follows:

	2004		2003
	Shares	Amount	Shares	Amount
Employee/officer compensation
	--	--	9,150,000	$721,475
Professional consulting services	42,937,000	$523,592	19,000,000	582,800

Total	42,937,000	$523,592	28,150,000	$1,304,275

The value assigned to the above shares is based on the stocks’ traded market price on or about the date the shares were issued. For the years ended June 30, 2004 and 2003, the above amounts are included in professional fees.

NOTE E — STOCK SUBSCRIPTION RECEIVABLE

In June 2001, the Ammonia Hold entered into an acquisition agreement with Transatlantic Surety and Bond Co., Ltd. (Surety & Bond), a United Kingdom corporation, for purchase of 30% of its outstanding stock. Terms of the agreement provided for the following, among others:

°	A purchase price of $1,250,000, payable in the form of a convertible, callable, secured, subordinated debenture (see below);

°	Surety & Bond shall, on a best efforts basis, raise debt funds, and acquire operating companies, as defined;

°	Granted stock purchase options to the Company for a three year period as follows:

3,000,000	shares at $1.50 per share and 3,000,000 shares at $3.50 per share

The subordinated debenture noted above were from a company affiliated with TSB Holdings, Inc. and bore interest at 6.0%. A portion of the acquired shares were held in escrow pending Surety & Bond performing on the debenture terms. Principal was payable at as follows:

Date	Amount
June 2002	$312,500
June 2003	312,500
June 2004	625,000

$1,250,000

In addition, Surety & Bond had the option after June 2004 to covert the debenture into stock of the affiliated company at the then existing market price.

The option expired on June 30, 2004 and all interest owed on the stock subscription receivable was reversed in 2004.

NOTE F — INCOME TAXES

For the period ended June 30, 2004 and 2003, the following temporary differences give rise to the above deferred tax benefits:

	2004	2003
Unrealized security gains	$ 1,644,589	$--

At June 30, 2004 deferred tax assets consist of
the following:
Deferred tax assets	$ --	$555,000
Less valuation allowance	--	(555,000)

	$ --	$--

At June 30, 2004 the Company has approximately $3,932,035 of tax net operating losses available for carryforward through 2023.

NOTE G — COMMITMENTS

The Company and its wholly owed subsidiaries and consolidated entities lease office and operating facilities under a short-term operating leases.

Rent expense for the years ended June 30, 2004 and 2003 was $78,641 and $94,239, respectively.

NOTE H — PAYABLE TO RELATED PARTIES

In August 2002, certain officers, both present and former, and shareholders of the Company personally borrowed $150,000 from a bank. Concurrently, the loan was assigned to the Company. Terms of the loan provided for interest at 10% with the principal due in November 2002.

In March, 2004, the Company agreed to a repayment amount of $125,000 of which $60,000 has been paid through June 30, 2004 and the remainder to be paid in the next 90 days.

NOTE I — CAPITAL LEASES PAYABLE

The Company has capital lease obligations as follows at June 30, 2004:

The terms of the lease require a minimum monthly payment of $571.38, which includes applicable taxes for sixty month starting May 2002 and bears imputed interest rate of 15.175%. It is collateralized by an eight-station computer system
$5,093
The terms of this lease requires a minimum monthly payment of $213.43, which includes applicable taxes, for thirty-six months starting in April, 2002 and bears an imputed interest rate of
19.5%	1,698
The terms of the lease require a minimum monthly payment of $294.25, which includes applicable taxes for thirty-six months starting in October 2003 and bears an imputed interest rate of
19.4%	6,193
The future minimum payments under capital leases for each of the next five years are as follows:
June 30, 2005	$9,136
June 30, 2006	3,197
June 30, 2007 and thereafter	6,193

NOTE J — NOTES PAYABLE

Notes payable as of June 30, 2004 consisted of the following:

6% unsecured note payable to an individual payable in 180 monthly payments of $1,589.43. Final
installment is due on January 31, 2019	$185,487
11% secured note payable to an individual payable in 12 quarterly installments of $16,666.67
Final installment is due June 1, 2007. Collateralized by Company's 51% interest in Cummings
Financial Services, Inc.
150,000
6% unsecured interest only notes payable to individuals. Total monthly interest payments amount
to $1,065 per month	160,000
8% convertible debenture to Yanzu, Inc. due June 28, 2005 convertible into the common shares of
the Company at $.0025 per share	60,000
8% convertible debenture to Sprout Investments, LLC due September 1, 2004 convertible into common shares of the Company at $.0025 per share
25,000
0% notes payable to equipment company payable in 6 monthly installments of $6,497, due on
October 15, 2004. Collateralized by equipment 91,885
18% secured notes payable to WFS Financial payable in 60 monthly payments of $397.90. Final
installment is due on April 15, 2008. Collateralized by a 2000 Ford F-350 Truck	14,759

Total	$687,131
Less Current Portion	228,369

$458,762

At June 30, 2004, the future maturities of notes payable are as follows:

June 30,	Amount
2005	$228,369
2006	60,931
2007	71,851
2008	13,564
2009	13,516
2010 and thereafter	298,900

$687,131

The Company paid $12,565 of interest expense for the year ended June 30, 2004.

NOTE K — CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash.

The Company maintains its cash accounts with financial institutions located in Florida. Federal Deposit Insurance Corporation (FDIC) guarantees the Company’s deposits in financial institutions up to $100,000 per account.

The Company’s deposits with financial institutions that exceeded federally insured guarantees amounted to $317,105 and $0 as of June 30, 2004 and 2003, respectively. Historically, the Company has not experienced any losses on its deposits in excess of federally insured guarantees.

NOTE L — SUBSEQUENT EVENTS

On July 14, 2004, Buehler Earth & Waterworks, LLC agreed to acquire a 75% interest in Advance Pool Technologies, Inc a Florida licensed commercial pool designer and qualifier.

On August 13, 2004 the Company announced a 40 – 1 reverse split of its common shares. On the same day NASD changed the Company’s symbol from TSBB.OB to TSBI.OB.

On June 23, 2004 the Company had authorized the issuance of preferred shares with a conversion of preferred shares to common of 100 – 1. On July 7, the Company issued 3,750,000 preferred shares. On August 13, 2004 such conversion ratio was reduced to 25-1 in line with the Company’s announcement of its 40-1 reverse split of its common shares. On August 25, 2004 the Board of Directors reduced the conversion of the preferred to 4 — 1. As of the date of this report no preferred shares have converted to common shares.

Item 9. Changes and Disagreements with Accountants on Accounting

The Company’s Directors, at a meeting held in November, 2003, selected Baumann Raymondo Company P.A. as the independent auditors for the fiscal year ending June 30, 2004.

The previous independent accountants of the Company, B2d Semago (Semago) communicated to the Corporation on November 3, 2003 that as a result of the firm discontinuing it’s SEC practice, the firm, although they would be willing to conduct the audit of the Corporation for the year ended June 30, 2003, they would not continue as TS & B’s independent accountant subsequent to that date. The Directors approved the decision to change independent accountants.

The reports of Semago on the Company’s financial statements for each of the two fiscal years ended June 30, 2003 and 2002 do not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended June 30, 2002 and 2003,and the subsequent interim period preceding the date of Semago’s dismissal, there have been no disagreements between the Company and Semago on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Semago, would have caused Semago to make reference to the subject matter of the disagreements in its reports on the Company’s financial statements. Also, during the aforementioned period, there occurred no “reportable events” within the meaning of Item 304(a)(v) of Regulation S-K.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons

Compliance with Section 16(a) of the Exchange Act The following table sets forth the names, ages, and offices held with the Company by its directors and executive officers:

Name	Position	Director Since	Age
James E. Jenkins	President, Chief	2003	49
	Executive Officer and
	Director

Charles Giannetto	Secretary/Treasurer and	2003	49
	Director

James V Sadrianna	Chief Financial Officer	2004	44
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

Charles Giannetto is the Secretary/Treasurer of the Company. Charles Giannetto is a graduate of the University of Minnesota. He received his law degree from William Mitchell College of Law in 1980 and was in private practice for 20 years.

James V. Sadrianna is the Chief Financial Officer of the Company. Mr. Sadrianna has been Chief Financial Officer for a number of sport related companies as well as a package goods company shipping in the food and beverage industry. Mr. Sadrianna has worked for Coopers & Lybrand and the Internal Revenue Service. Mr. Sadrianna received his MBA & BBA and Juris Doctorate from Pace University. Mr. Sadrianna is a Certified Public Accountant in Florida and New York and admitted before the bar in New York.

Item 11. Executive Compensation

The Company does not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company does pay each director $500 per quarter as a directors’ fee. The Company’s subsidiaries do have performance bonuses or profit sharing as part of their employment contracts with key employees.

Cash Compensation

The following table sets forth all cash compensation paid by the Company for services rendered to the Company for the fiscal years ended June 30, 2002, 2003 and 2004, to the Company’s Chief Executive Officer. No executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	All Other Compensation

(NOT APPLICABLE)

Item 12. Security Ownership of Certain Beneficial Owners and Management

No director, executive officer or director and executive officer as a group to the best of the Company’s knowledge owned more than 5% of the Company’s outstanding common stock as of June 30, 2004. The Company had 485,318,700 shares of common stock outstanding as of June 30, 2004

Item 13. Certain Relationships and Related Transactions

During 2003 the Company provided financial advisory services to Transatlantic Surety & Bond Co., Ltd., a 6.15% stockholder of the Company. Fees charged for these services amounted to $210,300. At June 30, 2003, the Company wrote off $107,403 for the above-described services.

In early fiscal 2003 the Company advanced a stockholder and former employee $60,000. As of June 30, 2003, management has determined this amount to be uncollectible and has written it off.

In August, 2002, certain officers both present and former, and shareholders of the Company personally borrowed $150,000 from a bank. Concurrently, the loan was assigned to the Company. In March, 2004 the Company agreed to a repayment amount of $125,000 of which $60,000 has been paid through June 30, 2004.

PART IV

Item 14. Exhibits and Reports on Form 8-K

Exhibit No.	Description
31.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section
906, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Company Financial Statements June 30, 2004

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TS&B HOLDINGS, INC. By: /s/ James V. Sadrianna —————————————— James V. Sadrianna Chief Financial Officer Dated: October 6, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

TS&B HOLDINGS, INC. By: /s/ JAMES E. JENKINS —————————————— JAMES E. JENKINS President, CEO and Director Dated: October 6, 2004

TS&B HOLDINGS, INC. By: /s/ James V. Sadrianna —————————————— James V. Sadrianna Chief Financial Officer and Director Dated: October 6, 2004