Form 10KSB/A
period 2004-06-30
TS&B HOLDINGS INC
filed 2004-10-12
CIK 1019852

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days $1,265,685 (Based on bid price of $.10 and ask price of .085 on September 27, 2004 and 12,883,076 shares held by non-affiliates)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of September 27, 2004
Common Stock, Par Value	13,683,076
$.001 per share

DOCUMENTS INCORPORATED BY REFERENCE
NONE

Transitional Small Business Disclosure Format. Yes [  ] No [X]

		Page
PART I
Item 1	Description of Business	3
Item 2	Description of Property	10
Item 3	Legal Proceedings	10
Item 4	Submission of Matter to a Vote of Security Holders	10
PART II
Item 5	Market for Registrant’s Common Equity and Related Stockholders Matters	11
Item 6	Selected Financial Data	12
Item 7	Management’s Discussion and Analysis of Financial Condition and Result of Operations	12
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	17
Item 8	Financial Statements and Supplementary Data	F-	1
Item 9	Changes and Disagreements with Accountants on Accounting	F-1	9
Item 9a	Control & Procedures	F-1	9
PART III
Item 10	Directors, Executive Officers, Promoters and Control Persons	18
Item 11	Executive Compensation	19
Item 12	Security Ownership of Certain Beneficial Owners and Management	19
Item 13	Certain Relationships and Related Transactions	19
PART IV
Item 14	Exhibits and Reports on Form 8-K	20
SIGNATURES		S1

Item 1. Business

Overview

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

A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A business development company provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies. To qualify as a business development company, a company must:

o	Have registered a class of its equity securities or have filed a registration statement with the Securities and Exchange Commission pursuant to Section 12 of the Securities and Exchange Act of 1934

o	Operate for the purpose of investing in securities of certain types of portfolio companies, namely emerging companies and businesses suffering or just recovering from financial distress

o	Extend significant managerial assistance to such portfolio companies and

o	Have a majority of“ disinterested” directors (as defined in the 1940 Act).

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

Investing in the Company’s Stock Is Highly Speculative and an Investor Could Lose Some or All of the Amount Invested

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

	Year Ended June 30, 2004	Year Ended June 30, 2003	Three Month Ended June 30, 2004	Three Month Ended June 30, 2003
Total Assets	$3,574,738	$ 238,758	$ 3,574,738	238,758
Total Liabilities	$ 989,645	$ 472,422	$ 989,645	$ 472,422
Total Stockholders Equity (Deficit)	$2,585,093	$ (233,664)	2,585,093	$ (233,664)
Revenue	$ 884,680	$ 46,200	$ 874,680	$ 36,200
Net Unrealized Appreciation	$1,644,589	$ -0-	$ 1,644,589	$ -0-
Operating Income (Loss)	$ 177,054	$(1,588,423)	$ (241,673)	$(1,563,808)

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

Forward Looking Statements

This Form 10-K including the Management’s Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements that involve substantial risk and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about the Company’s industry, beliefs, and assumptions. Such forward-looking statements involve risks and uncertainties that could cause risks or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include without limitation statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

o	The state of securities markets in which the securities of the Company’s portfolio company trade or could be traded.

o	Liquidity within the national financial markets.

o	Economic downturns or recessions may impair the Company’s customers’ ability to repay our loans and increase our non-performing assets.

o	A contraction of available credit and/or inability to access the equity markets could impair our lending and investment activities.

o	The risks associated with the possible disruption in the Company’s operations due to terrorism and,

o	The risks and uncertainties described under the caption “Risk Factors and Other Considerations” contained in Part I, Item I, which is incorporated herein by reference.

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

June 30, 2004
Investment at Cost	$ 188,011
Unrealized (depreciation) appreciation, net	1,644,589

Investment’s at fair value	$1,832,600

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

Private Portfolio Company Investments

The following is a list of the private companies in which the Company had an investment in and the cost and fair market value of such securities at June 30, 2004:

Name of Company	Cost	FMV
Cummings Financial Services, Inc.	$ 61,065	$ 780,000
Buehler Earth & Waterworks, LLC	101,235	255,000
Sports Nation, Inc.	25,000	46,000
Gulf Coast Records, LLC	--	424,000
Home Savings Plan, Inc.	--	1,000
TS & B Financial Services, Inc.	--	250,000
Wellstone Acquisition Corporation	632	75,000
KMA Capital Partners, Ltd.	--	--
TSB Gaming & Entertainment Corporation	79	1,000
TSB Ventures, Inc.	--	600

Total	$188,011	$1,832,600

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

August 8, 2004 /s/ Baumann, Raymondo & Company —————————————— Baumann, Raymondo & Company Tampa, Florida

TS&B HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2003 and 2004

	6/30/2003	6/30/2004
ASSETS

Cash	$38,076	$470,940
Investments, at fair value	--	1,832,600
Interest due on stock subscription receivable	153,082	--
Accounts receivable, net of allowance of $80,000	7,000	--
Inventory	--	53,300
Other assets	100	49,039
Fixed assets, net of accumulated depreciation	--	308,071
Deposit on pending acquisition	40,500	--
Goodwill	--	489,000
Notes receivable, net of allowance of $80,000	--	329,548
Deferred income taxes	--	27,200
Security deposit	--	15,040

TOTAL ASSETS	$238,758	$3,574,738

LIABILITIES AND STOCKHOLDERS' (DEFICIT)EQUITY

LIABILITIES
Accounts payable and accrued expenses	$177,553	$187,005
Advances to officers and stockholders	144,869	--
Notes payables	--	687,131
Note payable to related parties	150,000	--
Deferred income taxes	--	102,524
Capital leases payable	--	12,985

TOTAL LIABILITIES	472,422	989,645

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, no par value, 10,000,000 shares
authorized, none issued and outstanding	--	--
Common stock, $.001 par value, 500,000,000 shares
authorized 1,331,393 and 12,132,968 issued
and outstanding	1,331	12,133
Additional paid-in capital	14,539,523	15,979,993
Stock subscription receivable	(1,250,000)	(4,700)
Accumulated deficit	(13,524,518)	(13,347,464)
Miniority interest	--	(54,869)

TOTAL STOCKHOLDERS' (DEFICIT)EQUITY	(233,664)	2,585,093

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$238,758	$3,574,738

TS&B HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2003 AND 2004

	6/30/2003	6/30/2004
REVENUES	$46,200	$884,680

	46,200	884,680

COST OF GOODS SOLD	--	94,737

OPERATING EXPENSES
Depreciation and amortization	1,653	48,949
Professional fees	673,297	244,114
General and administrative	1,038,547	1,742,414

	1,713,497	2,035,477

NET OPERATING LOSS	(1,667,297)	(1,245,534)

NET UNREALIZED APPRECIATION ON INVESTMENTS	--	1,644,589

OTHER INCOME (EXPENSE)
Interest Income	75,000	62,414
Interest Expense	(13,096)	(69,831)
Other	16,970	(205,299)

	78,874	(212,716)

(LOSS) INCOME BEFORE INCOME TAX	(1,588,423)	186,339

DEFERRED INCOME TAX EXPENSE	--	(75,324)

(LOSS) INCOME BEFORE MINORITY INTEREST	(1,588,423)	111,015

MINORITY INTEREST	--	(66,039)

NET (LOSS) INCOME	$(1,588,423)	$177,054

NET (LOSS) INCOME PER SHARE BASIC AND FULLY DILUTED	$(1.77)	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	898,636	3,595,260

TS&B HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY ACCUMULATED (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2003 AND 2004

	Common stock		Additional paid-in	Stock Subscription	Accumulated Income	Minority
	Shares	Par Value	capital	receivable	(Deficit)	Interest	Total
BALANCE JUNE 30, 2002	20,609,700	$20,610	$13,175,469	$(1,250,000)	$(11,936,095)	$--	$9,984

STOCK ISSUED FOR EMPLOYEE AND OFFICER COMPENSATION	9,150,000	9,150	712,325	--	--	--	721,475

STOCK ISSUED FOR PROFESSIONAL SERVICES	19,000,000	19,000	563,800	--	--	--	582,800

STOCK ISSUED FOR ACQUISITION	4,500,000	4,500	36,000	--	--	--	40,500

40-1 REVERSE STOCK SPLIT***	(51,928,208)	(51,929)	51,929	--	--	--	--

NET INCOME (LOSS)	--	--	--	--	(1,588,423)	--	(1,588,423)

BALANCE JUNE 30, 2003	1,331,492	1,331	14,539,523	(1,250,000)	(13,524,518)	--	(233,664)

STOCK ISSUED FOR PROFESSIONAL SERVICES	42,937,000	42,937	480,655	--	--	--	523,592

STOCK ISSUED FOR CASH	333,372,000	333,372	846,308	(4,700)	--	--	1,174,980

STOCK ISSUED FOR ACQUISITIONS	37,000,000	37,000	532,000	--	--	--	569,000

STOCK ISSUED FOR DEBT CONVERSION	18,750,000	18,750	410,250	--	--	--	429,000

MINORITY INTEREST IN CONNECTION WITH INVESTMENTS	--	--	--	--	--	11,170	11,170

EXPIRATION OF OPTION	--	--	(1,250,000)	1,250,000	--	--	--

40-1 REVERSE STOCK SPLIT***	(421,257,525)	(421,257)	421,257	--	--	--	--

NET INCOME (LOSS)	--	--	--	--	177,054	(66,039)	111,015

BALANCE JUNE 30, 2004	12,132,967	$12,133	$15,979,993	($ 4,700)	($13,347,464)	$(54,869)	$2,585,093

*** See Note L of Footnotes

TS&B HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2003 AND 2004

	6/30/2003	6/30/2004
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)	$(1,588,423)	$177,054

RECONCILIATION OF NET INCOME (LOSS) TO CASH FLOWS
(USED) IN PROVIDED BY OPERATING ACTIVITIES
Deferred income tax	--	(75,324)
Minority interest	--	54,869
Bad debt expense	--	80,000
Stock issued for services	1,304,275	523,592
Unrealized appreciation on investments	--	(1,644,589)
Depreciation and amortization	1,653	48,949
Decrease in receivable	101,203	7,000
(Increase) in inventory	--	(53,299)
Decrease in deposit on pending acquisition	--	40,500
(Increase) in stock subscription receivable	--	(4,700)
Decrease in interest due on stock subscription	--	153,082
(Increase) in deposits	--	(15,594)
(Increase) in other assets	(69,850)	(48,939)
Increase in accounts payable and accrued expenses	8,687	9,450

CASH FLOWS (USED) IN OPERATING ACTIVITIES	(242,455)	(747,949)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) in notes receivable	--	434,548
Loss on disposition of assets	5,783	--
Purchase of property and equipment	--	(357,020)
Purchase of investments	--	(463,957)

CASH FLOWS (USED) IN PROVIDED BY INVESTING ACTIVITIES	5,783	(386,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	150,000	1,127,131
Payment of advances from officers	--	(144,869)
Payment of notes payable to related parties	(150,000)	--
Payment of notes payable	--	(440,000)
Issuance of common stock	--	1,174,980
Officer advances	125,052	--

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	275,052	1,567,242

NET INCREASE IN CASH	38,380	432,864

CASH, BEGINNING OF THE PERIOD	(304)	38,076

CASH, END OF THE PERIOD	$38,076	$470,940

Supplemental Disclosure of Cash Flow Information

Interest Expense of $69,831 and $13,096 was paid in 2004 and 2003 respectfully.

TS&B HOLDINGS, INC. & SUBSIDIARIES
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

Goodwill and Other Intangibles

The Company records Goodwill in accordance with Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets. Intangible assets such as goodwill are not amortized; instead the Company will review the goodwill not less than annually to see if it has been impaired. If an impairment has incurred, it will be recorded as an expense in that period.

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

Buehler Earth & Waterworks, LLC. owns a 100% interest in BEW Landscape & Irrigation, LLC. BEW Landscape & Irrigation, LLC. provides plants and irrigation to wholesale and retail distribution outlets.

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

NOTE E — STOCK SUBSCRIPTION RECEIVABLE

In June 2001, the Company entered into an acquisition agreement with Transatlantic Surety and Bond Co., Ltd. (Surety & Bond), a United Kingdom corporation, for purchase of 30% of its outstanding stock. Terms of the agreement provided for the following, among others:

o	A purchase price of $1,250,000, payable in the form of a convertible, callable, secured, subordinated debenture (see below);

o	Surety & Bond shall, on a best efforts basis, raise debt funds, and acquire operating companies, as defined;

NOTE E — STOCK SUBSCRIPTION RECEIVABLE (CONTINUED)

o	Granted stock purchase options to the Company for a three year period as follows:

3,000,000 shares at $1.50 per share and 3,000,000 shares at $3.50 per share

The subordinated debenture noted above was from a company affiliated with TSB Holdings, Inc. and bore interest at 6.0%. A portion of the acquired shares were held in escrow pending Surety & Bond performing on the debenture terms. Principal was payable at as follows:

Date	Amount
June 2002	$312,500
June 2003	312,500
June 2004	625,000

$1,250,000

In addition, Surety & Bond had the option after June 2004 to covert the debenture into stock of the affiliated company at the then existing market price.

The option expired on June 30, 2004 and all interest owed on the stock subscription receivable was reversed in 2004.

NOTE F — INCOME TAXES

For the period ended June 30, 2004 and 2003, the following temporary differences give rise to the above deferred tax benefits:

	2004	2003
Unrealized security gains	$1,644,589	$--

At June 30, 2004 deferred tax assets consist of the following:

Deferred tax assets	$27,200	$555,000
Less valuation allowance	--	(555,000)

	$27,200	$--

At June 30, 2004 the Company has approximately $3,932,035 of tax net operating losses available for carryforward through 2023.

NOTE G — COMMITMENTS

The Company and its wholly owed subsidiaries and consolidated entities lease office and operating facilities under short-term operating leases.

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

NOTE J — NOTES PAYABLE

Notes payable as of June 30, 2004 consisted of the following:

6% unsecured note payable to an individual payable in 180 monthly payments of $1,589.43. Final installment is due on January 31, 2019.

11% secured note payable to an individual payable in 12 quarterly installments of $16,666.67
Final installment is due June 1, 2007. Collateralized by Company's 51% interest in Cummings
Financial Services, Inc.

6% unsecured interest only notes payable to individuals. Total monthly interest payments amount to $1,065 per month.

8% convertible debenture to Yanzu, Inc. due June 28, 2005 convertible into the common shares of the Company at $.0025 per share.

8% convertible debenture to Sprout Investments, LLC due September 1, 2004 convertible into common shares of the Company at $.0025 per share.

1% notes payable to equipment company payable in 6 monthly installments of $6,497, due on October
15, 2004. Collateralized by equipment

18% secured notes payable to WFS Financial payable in 60 monthly payments of $397.90. Final installment is due on April 15, 2008. Collateralized by a 2000 Ford F-350 Truck.

Total
Less Current Portion
$ 185,487 150,000 160,000 60,000 25,000 91,885 14,759 $ 687,131 228,369 $ 458,762 ========

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

NOTE L – REVERSE STOCK SPLIT

On August 13, 2004, the Board of Directors authorized a 40 to 1 reverse stock split of the Company’s $.001 par value common stock. As a result of the reverse split 473,185,733 shares were returned to the Company and additional paid in capital was increased by $473,186. All references in the accompanying financial statements to the number of common shares and per share amounts for 2004 and 2003 have been restated to reflect the reverse stock split.

NOTE M — SUBSEQUENT EVENTS

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

Item 9. Changes and Disagreements with Accountants on Accounting

The Company’s Directors, at a meeting held in November, 2003, selected Baumann, Raymondo & Company, P.A. as the independent auditors for the fiscal year ending June 30, 2004.

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

During the fiscal years ended June 30, 2003 and 2003,and the subsequent interim period preceding the date of Semago’s dismissal, there have been no disagreements between the Company and Semago on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Semago, would have caused Semago to make reference to the subject matter of the disagreements in its reports on the Company’s financial statements. Also, during the aforementioned period, there occurred no “reportable events” within the meaning of Item 304(a)(v) of Regulation S-K.

Item 9A. Control & Procedures

Evaluation of Disclosure Control and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in applicable SEC rules and forms were effective.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control or in other factors that could significantly affect those controls subsequent to our evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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
Not applicable

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

In August, 2002, certain officers both present and former and shareholders of the Company personally borrowed $150,000 from a bank. Concurrently, the loan was assigned to the Company. In March, 2004 the Company agreed to a repayment amount of $125,000 of which $60,000 has been paid through June 30, 2004.

PART V

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

TS&B HOLDINGS, INC. By: /s/ James V. Sadrianna —————————————— James V. Sadrianna Chief Financial Officer Dated: October 12, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

TS&B HOLDINGS, INC. By: /s/ JAMES E. JENKINS —————————————— JAMES E. JENKINS President, CEO and Director Dated: October 12, 2004

TS&B HOLDINGS, INC. By: /s/ James V. Sadrianna —————————————— James V. Sadrianna Chief Financial Officer and Director Dated: October 12, 2004

S-1