Form 10QSB
period 2004-09-30
TS&B HOLDINGS INC
filed 2004-11-18
CIK 1019852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

_________________

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended September 30, 2004

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

Sand Lake Center IV, 7380 Sand Lake Road, Suite 500 Orlando, Florida 32819
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

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of September 30, 2004
Common Stock, $.001 par value	14,858,075

TS&B HOLDINGS, INC.

TABLE OF CONTENTS

      Item 1. Business

      Item 2. Properties

      Item 3. Legal Proceedings

      Item 4. Submission of Matters to a Vote of Security Holders

      Item 5. Market for Registrant's Common Equity and Related Stockholders Matters

      Item 6. Selected Financial Data

      Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations.

      Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Item 8. Financial Statements and Supplementary Data

Signatures	Page 3 13 13 13 14 15 15 21 22 39

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

Portfolio Investments

The Company has investments in 8 controlled (portfolio) Company’s as of September 30, 2004.

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

Buehler Earth & Waterworks, LLC owns 75% of Advance Pool Technologies, Inc. a Florida corporation. Advanced Pool Technologies is a commercial pool qualifier licensed in Florida.

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

TSB Financial Services, Inc. is a Florida Corporation, which is owned 100% by the Company.

6. Wellstone Acquisition Corporation

Wellstone Acquisition Corporation is a non-reporting Securities & Exchange Commission registrant. This Company had no business activity for the quarter ending September 30, 2004 and year ended June 30, 2004.

Wellstone Acquisition Corporation is a Delaware corporation that is owned 66% by the Company.

7. TS&B Gaming and Entertainment Corporation

TS&B Gaming and Entertainment Corporation was formed on March 18, 2004 to invest in gaming, entertainment and other such ventures. TS&B Gaming and Entertainment had no business activity through September 30, 2004.

TS&B Gaming & Entertainment Corporation is a Florida corporation that is 100% owned by the Company.

8.     TS&B Ventures, Inc.

TS&B Ventures, Inc. was formed on April 16, 2004 to seek private investment into the Company’s various portfolio companies.

TS&B Ventures, Inc. is a Florida corporation that is 100% owned by the Company.

Other Investments

The Company has investments in two other companies as of September 30, 2004.

1.     Gulf Coast Records, LLC

Gulf Coast Records, LLC is an independent record label. Currently, Gulf Coast is developing recording artist Glenn Cummings. Gulf Coast Records has recently released Glenn Cummings debut album entitled “BIG”.

The Gulf Coast Records team includes, H.L. Voelker and Miles Bell who act as production consultants on Glenn’s album, and Lisa Berg of Berg & Associates directs Glenn’s press and publicity.

On June 30, 2004 Gulf Coast Records formed Hare Scramble, LLC. Hare Scramble, LLC is a Florida Limited Liability Corporation involved in music publishing and is 100% owned by Gulf Coast Records, LLC.

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

As of September 30, 2004 the Company’s portfolio consisted 72.85% of equity securities and 27.15% of investments or advances to controlled companies. The Company’s private finance portfolio currently includes investments in a wide variety of industries including, mortgage brokerage, commercial site construction, wholesale and retail plant sales, a record company, publishing company and financial services and sports memorabilia.

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

Employees

As of September 30, 2004 the Company had six employees.

Risk Factors and Other Considerations

Investing in the Company's common stock involves a high degree of risk. Careful consideration should be given to the risks described below and all other information contained in this Quarterly Report, including our financial statements and the related notes and the schedules as exhibits to this Quarterly Report.

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

	HIGH	LOW
2004 Quarter Ended

March 31st	.05	.01

June 30th	.01	.01

September 30th	.10	.07

2003 Quarter Ended

March 31st	.03	.01

June 30th	.02	.01

September 30th	.02	.01

December 31st	.03	.01

2002 Quarter Ended

March 31st	1.00	.14

June 30th	.25	.02

September 30th	.13	.02

December 31st	.09	.01

As of September 30, 2004 the authorized capital of the company is 500,000,000 shares of common voting stock par value $.001 per share. The Company also has authorized 10,000,000 shares and has issued and outstanding 3,725,000 shares of Class A, no par, preferred stock. The Class A preferred stock has conversion rights to the Company’s common voting stock of 4-1. As of the date of this report no preferred shares have been converted to common stock. The Company has authorized but not issued and additional 10,000,000 shares of Class B, no par, preferred stock.

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

	Year Ended June 30, 2004	Year Ended June 30, 2003		Three Month Ended September 30, 2004	Three Month Ended September 30, 2003
Total Assets	$3,574,738		$238,758	$3,550,313		214,944

Total Liabilities	$989,645		$472,422	$1,258,758		$468,215

Total Stockholders Equity (Deficit)	$2,585,093		($ 233,664)	2,291,555		($ 253,271)

Revenue	$884,680		$46,200	$189,515	$	- 0 -

Net Unrealized Appreciation	$1,644,589	$	- 0 -	$71,000	$	- 0 -

Operating Income (Loss)	$177,054		($1,588,423)	($ 376,735)		($ 78,407)

Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations.

The following information should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Forward Looking Statements

This Form 10-Q including the Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements that involve substantial risk and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about the Company's industry, beliefs, and assumptions. Such forward-looking statements involve risks and uncertainties that could cause risks or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include without limitation statements relating to the Company's plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

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

Valuation of Investments

At September 30, 2004 54.46% of the Company’s total assets represented investments recorded at fair value. Value as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in its portfolio, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and consistent valuation process. Because of the inherent uncertainty in determining the fair value of investments that do not have a readily ascertainable market value, the fair value of its investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Financial Condition

The Company’s total consolidated assets decreased by $24,425 or (.68%) to $3,550,313 from the prior quarter. The decrease in total assets can be attributed to decrease in the Company’s cash position and continuing loans to the Company portfolio companies.

The Company’s financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small and medium-sized companies. These businesses tend to be thinly capitalized, small companies that may lack experienced management. The following summaries the Company’s investment portfolio as of September 30, 2004, the Company’s third quarter as a business development corporation:

September 30, 2004
Investment at Cost	$218,011

Unrealized (depreciation) appreciation, net	1,715,589

Investment at fair value	$1,933,600

The increase in unrealized appreciation is primarily attributable to due to the increased in value placed on the Company’s portfolio investments.

During the first three quarters of 2004, the Company valued its equity and investment holdings in accordance with the established valuation policies (see “Valuation of Investments and Equity Holdings”) above.

The cash and cash equivalents approximated 2.71% of net assets as of September 30, 2004.

Results of Operations

The results of operations for the quarter ended September 30, 2004 reflect our results as a business development company under the Investment Company Act of 1940. The results of operations prior to January 1, 2004 reflect our results of operations prior to operating as a business development company under the Investment Company Act of 1940. The principal differences between these two reporting period relate to accounting for investments and income taxes. See Note A to our Consolidated Financial Statements. In addition, certain prior year items have been reclassified to conform to the current year presentation as a business development company.

Dividends and Interest

Dividends and interest income on investments for the quarter ended September 30, 2004 and 2003 was $13,693 and $18,750 respectively. The decrease in interest and dividends was primarily due to the sources of income shifting from a transactional base business to the Company receiving interest income from its portfolio companies.

Management Fees

Management fees for the quarter ended September 30, 2004 and 2003 were $45,000 and $0 respectively. The management fees were primarily due to services rendered to Buehler Earth and Waterworks, LLC, Gulf Coast Records, LLC., and Cummings Financial Services, Inc.

Operating Expenses

Total operating expenses for the quarter ended September 30, 2004 and 2003 was $624,618 and $97,157. A significant component of total operating expenses was general and administrative expenses of $506,647 for the quarter ended September 30, 2004 and $19,127 for the quarter ended September 30, 2003. The increase in general and administrative expenses is primarily due to the expenses of the Company’s portfolio companies. A second component of total operating expenses is professional fees of $101,524 for the quarter ended June 30, 2004 and $78,030 for the quarter ended September 30, 2003.

Liquidity and Capital Resources

At September 30, 2004 and June 30, 2004, the Company had $96,297 and $470,940 respectively in cash and cash equivalents. The Company’s objective is to have sufficient cash on hand to cover current funding requirements and operations.

The Company expects its cash on hand and cash generated from operations to be adequate to meet our cash needs at our current level of operations, including the next twelve months. The Company generally funds new originations using cash on hand and equity financing and outside investments.

Private Portfolio Company Investments

The following is a list of the private companies in which the Company had an investment in and the cost and fair market value of such securities at September 30, 2004:

Name of Company	Cost	FMV
Cummings Financial Services, Inc.	$91,065	$780,000
Buehler Earth & Waterworks, LLC	101,235	255,000
Sports Nation, Inc.	25,000	46,000
Gulf Coast Records, LLC	--	525,000
Home Savings Plan, Inc.	--	1,000
TS & B Financial Services, Inc.	--	250,000
Wellstone Acquisition Corporation	632	75,000
KMA Capital Partners, Ltd.	--	--
TSB Gaming & Entertainment Corporation	79	1,000
TSB Ventures, Inc.	--	600

Total	$218,011	$1,933,600

Recent Developments

On September 30, 2004 TS & B Gaming & Entertainment Corporation entered into a Letter of Intent with the majority holder of JJ Whispers Group, Inc. to acquire a 51% equity interest for $275,300. The Letter of Intent is null and void if TS & B Gaming & Entertainment does not invest the $275,300 by January 28, 2005.

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

As of September 30, 2004, the Company did not have any off-balance sheet investments or hedging investments.

Impact of Inflation

The Company does not believe that its business is materially affected by inflation, other than the impact inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuation to underlying earnings all of which will influence the value of the Company’s investments.

Item 8. Financial Statements and Supplementary Data

TS & B HOLDINGS INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2004 and SEPTEMBER 30, 2004

Report of Independent Reqistered Public Accountinq Firm

To the Shareholders
TS&B Holdings, Inc. and Subsidiaries
Orlando, Florida

We have reviewed the accompanying consolidated balance sheet of TS&B Holdings Inc. and Subsidiaries as of September 30, 2004, and the related consolidated statements of operations, stockholders’ equity, cash flows and investments for the three-month period then ended. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

/s/ Baumann Raymondo & Company PA

Orlando, Florida
November 15,2004

ASSETS	6/30/2004	9/30/2004
Cash	$470,940	$96,297
Investments, at fair value	1,832,600	1,933,600
Accounts receivable, net of allowance of $80,000	--	35,971
Inventory	53,300	53,300
Other assets	49,039	94,088
Fixed assets, net of accumulated depreciation	308,071	302,404
Goodwill	489,000	489,000
Notes receivable, net of allowance of $80,000 and $5,643	329,548	503,413
Deferred income taxes	27,200	27,200
Security deposit	15,040	15,040

TOTAL ASSETS	$3,574,738	$3,550,313

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$187,005	$276,217
Notes payables	687,131	839,284
Deferred income taxes	102,524	121,244
Capital leases payable	12,985	22,013

TOTAL LIABILITIES	989,645	1,258,758

STOCKHOLDERS' EQUITY
Class A - Preferred stock, no par value, 10,000,000 shares
authorized, 3,725,000 issued and outstanding	--	--
Class B - Preferred stock, no par value, 10,000,000 shares
authorized, none issued and outstanding
Common stock, $.001 par value, 500,000,000 shares
authorized 12,132,968 and 14,858,075 issued
and outstanding	12,133	14,858
Additional paid-in capital	15,979,993	16,175,578
Stock subscription receivable	(4,700)	(4,760)
Accumulated deficit	(13,347,464)	(13,723,700)
Minority interest	(54,869)	(170,421)

TOTAL STOCKHOLDERS' EQUITY	2,585,093	2,291,555

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,574,738	$3,550,313

Read accountants' review report.
The accompanying notes are an integral part of these financial statements.

TS & B HOLDINGS, INC & SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD ENDED SEPTEMBER 30, 2003 AND 2004

	9/30/2003	9/30/2004
REVENUES	$--	$189,415

	--	189,415

COST OF GOODS SOLD	--	64,639

OPERATING EXPENSES
Depreciation and amortization	--	16,447
Professional fees	78,030	101,524
General and administrative	19,127	506,647

	97,157	624,618

NET OPERATING LOSS	(97,157)	(499,842)

NET UNREALIZED APPRECIATION ON INVESTMENTS	--	71,000

OTHER INCOME (EXPENSE)
Interest Income	18,750	13,693
Interest Expense	--	(44,324)
Other	--	(15,089)

	18,750	(45,720)

(LOSS) BEFORE INCOME TAX	(78,407)	(474,562)
DEFERRED INCOME TAX EXPENSE	--	(18,720)

LOSS BEFORE MINORITY INTEREST	(78,407)	(493,282)
MINORITY INTEREST	--	(116,547)

NET (LOSS)	(78,407)	(376,735)

NET (LOSS) PER SHARE BASIC AND FULLY DILUTED	$(0.06)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,399,346	13,101,034

Read accountants' review report.
The accompanying notes are an integral part of these financial statements.

TS & B HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDING SEPTEMBER 30, 2003 and 2004

CASH FLOWS FROM OPERATING ACTIVITIES:	9/30/2003	9/30/2004
NET (LOSS)	$(78,407)	$(376,735)
RECONCILIATION OF NET INCOME (LOSS) TO CASH FLOWS
(USED) IN PROVIDED BY OPERATING ACTIVITIES
Deferred income tax	--	(18,720)
Bad debt expense	--	5,643
Stock issued for services	58,800	52,250
Unrealized appreciation on investments	--	(71,000)
Depreciation and amortization	--	16,447
Decrease (Increase) in receivable	7,000	(35,971)
(Increase) in stock subscription receivable	(18,750)	(60)
(Increase) in other assets	(2,512)	(19,386)
Increase in accounts payable and accrued expenses	(4,007)	89,212

CASH FLOWS (USED) IN OPERATING ACTIVITIES	(37,876)	(358,320)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) in notes receivable	--	(173,865)
Loss on disposition of assets	--	5,870
Purchase of property and equipment	--	(19,705)
Purchase of investments	--	(30,000)

CASH FLOWS (USED) IN PROVIDED BY INVESTING ACTIVITIES	--	(217,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	--	250,000
Payment of advances from officers	(200)	--
Payment of notes payable	--	(194,623)
Issuance of common stock	--	146,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(200)	201,377

NET INCREASE IN CASH	(38,076)	(374,643)
CASH, BEGINNING OF THE PERIOD	38,076	470,940

CASH, END OF THE PERIOD	$--	$96,297

Read accountants' review report.
The accompanying notes are an integral part of these financial statements.

TS & B HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS (DEFICIT) EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

	Common stock Shares Par Value		Additional paid-in capital	Stock Subscription receivable	Accumulated Income (Deficit)	Minority Interest	Total
BALANCE	12,132,967	$12,133	$15,979,993	$(4,700)	$(13,347,464)	$(54,869)	$2,585,093
JUNE 30, 2004
STOCK ISSUED FOR
PROFESSIONAL
SERVICES	1,225,000	1,225	51,025	--	--	--	52,250
STOCK ISSUED FOR
CASH	1,500,108	1,500	144,560	(60)	--	--	146,000
MINORITY INTEREST IN
CONNECTION WITH
INVESTMENTS	--	--	--	--	--	995	995
NET LOSS	--	--	--	--	(376,236)	(116,547)	(492,783)

BALANCE
SEPTEMBER 30, 2004	14,858,075	$14,858	$16,175,578	$(4,760)	$(13,723,700)	$(170,421)	$2,291,555

Read accountants' review report.
The accompanying notes are an integral part of these financial statements.

TS&B HOLDINGS, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2004

Portfolio Company	Industry	Title of Securities Held	Percentage of Class Held	Cost	Fair Value
Sports Nation, Inc.	Sports	Common	100%	$25,000	$46,000
	Memorabilia	Stock

TS&B Gaming & Ent	Gaming Hotels	Common	100%	79	1,000
Corporation		Stock

TSB Financial	Financial	Common	100%	--	250,000
Services	Services	Stock

TSB Ventures, Inc.	Financial	Common	100%	--	600
	Services	Stock

Wellstone	Financial	Common	66.67%	632	75,000
Acquisition Corp	Services	Stock

Buehler Earth &	Construction	Member	51%	--	255,000
Waterworks, LLC		Units

Gulf Coast Records, LLC	Music	Member	49%	101,235	525,000
		Units

Cummings Financial	Mortgage	Common	51%	91,065	780,000
Services, Inc.	Broker	Stock

Home Savings, Plan, Inc.	Financial	Common	51%	--	1,000
	Services	Stock

KMA Capital	Financial	Limited	25%	--	--
Partners, LLC	Services	Partner
		Units

			Total	$218,011	$1,933,600

Read accountants' review report.
The accompanying notes are an integral part of these financial statements.

TS&B HOLDINGS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

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

TS&B HOLDINGS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

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

Net (Loss) Per Common Share

Net (Loss) per common share is computed using the weighted average of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

Cash and Cash Equivalents

For the propose of the statement of cash flows, cash and cash equivalents includes time deposits with original maturities of three months or less.

Segments

The Company operates as one segment as defined by the Statement of Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information.

TS&B HOLDINGS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

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

The Company has investments in 8 controlled (portfolio) corporations as of September 30, 2004.

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

TS&B HOLDINGS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

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

Buehler Earth & Waterworks, LLC has a 75% interest in Advance Pool Technologies, Inc. Advanced Pools Technologies, Inc. is a Florida licensed commercial pool designer and qualifier.

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

TS&B HOLDINGS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

TSB Financial Services, Inc.

TSB Financial, Inc. also obtains financing for various commercial real estate transactions through strategic relationships with outside funding sources. TSB Financial Services, Inc. serves customers nationally from its headquarters in Orlando, Florida.

TSB Financial Services, Inc. is a Florida Corporation, which is owned 100% by the Company.

TS&B Gaming & Entertainment Corporation

TS&B Gaming & Entertainment Corporation was formed on March 18, 2004 to invest in gaming, hotels and other ventures. TS&B Gaming & Entertainment Corporation has had minimal business activity through September 30, 2004.

TS&B Gaming & Entertainment Corporation is a Florida corporation that is 100% owned by the Company.

TS & B Ventures, Inc.

TS & B Ventures, Inc. was formed in April, 2004 to raise money from the private equity market. TS & B Ventures, Inc. has had minimal business activity through September 30, 2004.

TS & B Ventures, Inc. is a Florida corporation that is 100% owned by the Company.

Wellstone Acquisition Corporation

Wellstone Acquisition Corporation is a non-reporting Securities and Exchange Commission registrant. Wellstone Acquisition had no business activity for the three month period ending September 30, 2004.

Wellstone Acquisition Corporation is a Delaware corporation that is owned 66 2/3% by the Company.

Other Investments

The Company has investments in two other companies as of September 30, 2004.

Gulf Coast Records, LLC

Gulf Coast Records, LLC is an independent record label for recording artist Glenn Cummings. Gulf Coast Records has met with music industry executives and has assembled a team in preparation for Glenn Cummings new album release entitled “BIG”.

TS&B HOLDINGS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

NOTE B — INVESTMENTS (CONTINUED)

Gulf Coast Records, LLC is a Florida Limited Partnership which the Company has a 49% limited partnership interest. In addition, the Company receives an ongoing monthly management fee in the amount of $5,000.

KMA Capital Partners, Ltd.

KMA Capital Partners, Ltd. provides business consulting and financial services to small and mid-cap companies.

KMA Capital Partners, Ltd. is a Florida Limited Partnership in which the Company has a 25% interest.

NOTE C — FIXED ASSETS

Major categories of property and equipment, including their useful lives are as follows at September 30, 2004:

	Cost	Useful Life
Automobile & Trucks	$158,982	5 - 7 Years
Machinery & Equipment	139,786	7 - 10 Years
Office & Computer Equipment	74,223	5 - 7 Years
Furniture & Fixtures	1,843	5 - 7 Years
Signage	234	5 - 7 Years
Intangible Assets	358	5 - 40 Years

	$375,426
Less Accumulated Depreciation & Amortization	73,022

Net	$302,404

Depreciation expense for the three months ended September 30, 2004 was $ 16,447

NOTE D — STOCK ISSUED FOR SERVICES

During the quarter ended September 30, 2004 and September 30, 2003 the Company issued shares of the Company’s common stock for various professional consulting services. A summary of these activities is as follows:

	2004		2003
	Shares	Amount	Shares	Amount
Professional consulting services	1,225,000	$52,250	172,500	$58,800

Total	1,225,000	$52,250	172,500	$58,800

The value assigned to the above shares is based on the stocks’ traded market price on or about the date the shares were issued. For the years ended September 30, 2004 and 2003, the above amounts are included in professional fees.

TS&B HOLDINGS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

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

• Surety & Bond shall, on a best efforts basis, raise debt funds, and acquire operating companies, as defined;

• Granted stock purchase options to the Company for a three year period as follows:

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

The option expired on June 30, 2004 and all interest owed on the stock subscription receivable was reversed in 2004.

NOTE F — INCOME TAXES

For the period ended September 30, 2004 and 2003, the following temporary differences give rise to the above deferred tax benefits:

	2004	2003
Unrealized security gains	$1,715,589	$--
Net operating loss carryovers	--	6,000

Total	$1,715,589	$6,000

At September 30, 2004 and 2003 deferred tax assets consist of the following:

TS&B HOLDINGS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

NOTE F — INCOME TAXES (CONTINUED)

Deferred tax assets	$27,200	$4,526,000
Less valuation allowance	--	(4,526,000)

	$27,200	$--

At September 30, 2004 the Company has approximately $3,932,035 of tax net operating losses available for carryforward through 2023.

NOTE G — COMMITMENTS

The Company and its wholly owed subsidiaries and consolidated entities lease office and operating facilities under short-term operating leases.

Rent expense for the quarter ended September 30, 2004 and 2003 was $23,794 and $9,493 respectively.

NOTE H- CAPITAL LEASES PAYABLE

The Company has capital lease obligations as follows at September 30, 2004:

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
19.5%	1,698
The terms of the lease require a minimum monthly payment of $294.25, which includes applicable taxes for thirty-six months starting in October 2003 and bears an imputed interest rate of
19.4%	6,193

The future minimum payments under capital leases for each of the next five years are as follows:

September 30, 2005	$9,136
September 30, 2006	3,197
September 30, 2007 and thereafter	651

TS&B HOLDINGS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

NOTE I — NOTES PAYABLE

Notes payable as of September 30, 2004 consisted of the following:

12% secured interest only note payable to an individual with interest of $2,500 payable monthly	$250,000
Note is payable in full on August 10, 2005
6% unsecured note payable to an individual payable in 180 monthly payments of $1,589.43. Final
installment is due on January 31, 2019	183,327
11% secured note payable to an individual payable in 12 quarterly installments of $16,666.67
Final installment is due June 1, 2007. Collateralized by Company's 51% interest in Cummings
Financial Services, Inc.	140,484
6% unsecured interest only notes payable to individuals. Total monthly interest payments amount
to $1,065 per month	160,000
8% convertible debenture to Yanzu, Inc. due June 28, 2005 convertible into the common shares of
the Company at $.0025 per share	10,000
0% notes payable to equipment company payable in 6 monthly installments of $6,497, due on
October 15, 2004. Collateralized by equipment	80,868
18% secured notes payable to WFS Financial payable in 60 monthly payments of $397.90. Final
installment is due on April 15, 2008. Collateralized by a 2000 Ford F-350 Truck	14,605

Total	$839,284
Less Current Portion	394,368

$444,916

At September 30, 2004, the future maturities of notes payable are as follows:

September 30,	Amount
2005	$394,368
2006	63,376
2007	58,302
2008	13,882
2009	13,162
2010 and thereafter	296,194

$839,284

The Company paid $18,528 of interest expense for the quarter ended September 30, 2004.

TS&B HOLDINGS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

NOTE J – STOCKHOLDERS EQUITY

As of September 30, 2004 the authorized capital of the company is 500,000,000 shares of common voting stock par value $.001 per share. The Company also has authorized 10,000,000 shares and has issued and outstanding 3,725,000 shares of Class A, no par, preferred stock. The Class A preferred stock has conversion rights to the Company’s common voting stock of 4-1. The Company has authorized but not issued and additional 10,000,000 shares of Class B, no par, preferred stock.

As of the date of this report no preferred shares have been converted to common stock.

NOTE K — CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash.

The Company maintains its cash accounts with financial institutions located in Florida. Federal Deposit Insurance Corporation (FDIC) guarantees the Company’s deposits in financial institutions up to $100,000 per account.

The Company’s deposits with financial institutions that exceeded federally insured guarantees amounted to $0 and $0 as of September 30, 2004 and 2003, respectively. Historically, the Company has not experienced any losses on its deposits in excess of federally insured guarantees.

NOTE L – PENDING ACQUISTIONS

On September 30, 2004 TS & B Gaming & Entertainment Corporation entered into a Letter of Intent with the majority holder of JJ Whispers Group, Inc. to acquire a 51% equity interest for $275,300. The Letter of Intent is null and void if TS & B Gaming & Entertainment does not invest the $275,300 by January 28, 2005.

NOTE M – SUBSEQUENT EVENTS

On October 1, 2004 a majority of the shareholders of the Company gave the Company the authority to issue 2,000,000,000 shares of Common Stock with a par value of $.001. In addition the Company authorized but did not issue and additional 10,000,000 shares of Class C, no par, preferred stock.

Item 9. Control & Procedures

Evaluation of Disclosure Control and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in applicable SEC rules and forms were effective.

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

TS&B HOLDINGS, INC. By: /s/ James V. Sadrianna —————————————— James V. Sadrianna Chief Financial Officer Dated: November 16, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

TS&B HOLDINGS, INC. By: /s/ JAMES E. JENKINS —————————————— JAMES E. JENKINS President, CEO and Director Dated: November 16, 2004

TS&B HOLDINGS, INC. By: /s/ James V. Sadrianna —————————————— James V. Sadrianna Chief Financial Officer and Director Dated: November 16, 2004