Form 10QSB
period 2004-12-31
TS&B HOLDINGS INC
filed 2005-02-11
CIK 1019852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

_________________

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarter Ended December 31, 2004

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

7658 Municipal Drive, Orlando, Florida 32819
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

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of December 31, 2004
Common Stock, $.001 par value	205,370,575

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

      Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Item 8. Financial Statements and Supplementary Data

Signatures	Page 3 11 11 11 12 12 13 18 18 37

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

Portfolio Investments

The Company has investments in 8 controlled (portfolio) companies as of December 31, 2004.

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

TSB Financial Services, Inc. is a Florida Corporation, which is owned 100% by the Company.

6. Wellstone Acquisition Corporation

Wellstone Acquisition Corporation is a non-reporting Securities & Exchange Commission registrant. This Company had no business activity for the six months ending December 31, 2004 and year ended June 30, 2004.

Wellstone Acquisition Corporation is a Delaware corporation that is owned 66% by the Company.

7. TS&B Gaming and Entertainment Corporation

TS&B Gaming and Entertainment Corporation was formed on March 18, 2004 to invest in gaming, entertainment and other such ventures. TS&B Gaming and Entertainment had no business activity through December 31, 2004.

TS&B Gaming & Entertainment Corporation is a Florida corporation that is 100% owned by the Company.

8.     TS&B Ventures, Inc.

TS&B Ventures, Inc. was formed on April 16, 2004 to seek private investment into the Company's various portfolio companies. TS&B Ventures, Inc. had no business activity through December 31, 2004. TS&B Ventures, Inc. is a Florida corporation that is 100% owned by the Company.

Other Investments

The Company has investments in two other companies as of December 31, 2004.

1.     Gulf Coast Records, LLC

Gulf Coast Records, LLC is an independent record label. Currently, Gulf Coast is developing recording artist Glenn Cummings. Gulf Coast Records has recently released Glenn Cummings debut album entitled “BIG”.

The Gulf Coast Records team includes, H.L. Voelker who acted as production consultant on Glenn’s album, and Lisa Berg of Berg & Associates directs Glenn’s press and publicity.

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

As of December 31, 2004 the Company’s portfolio consisted 71.01% of equity securities and 28.99% of investments or advances to controlled companies. The Company’s private finance portfolio currently includes investments in a wide variety of industries including, mortgage brokerage, commercial site construction, wholesale and retail plant sales, a record company, publishing company and financial services and sports memorabilia.

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

A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A business development company provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies. To qualify as a business development company, a company must:

o	Have registered a class of its equity securities or have filed a registration statement with the Securities and Exchange Commission pursuant to Section 12 of the Securities and Exchange Act of 1934

o	Operate for the purpose of investing in securities of certain types of portfolio companies, namely emerging companies and businesses suffering or just recovering from financial distress

o	Extend significant managerial assistance to such portfolio companies and

o	Have a majority of“disinterested” directors (as defined in the 1940 Act).

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

Employees

As of December 31, 2004 the Company had six employees.

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

Item 2. Properties

The Company’s principal offices are located at 7658 Municipal Drive, Orlando, Florida. The office is equipped with an integrated network of computers for word processing, financial analysis, accounting and loan services. The Company believes its office space is suitable for its needs for the foreseeable future.

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

		HIGH	LOW
	2004 Quarter Ended
March 31st		.05	.01
June 30th		.01	.01
September 30th		.10	.07
December 31st		.07	.001
	2003 Quarter Ended
March 31st		.03	.01
June 30th		.02	.01
September 30th		.02	.01
December 31st		.03	.01
	2002 Quarter Ended
March 31st		1.00	.14
June 30th		.25	.02
September 30th		.13	.02
December 31st		.09	.01

As of December 31, 2004 the authorized capital of the company is 2,000,000,000 shares of common voting stock par value $.001 per share. The Company also has authorized 10,000,000 shares and has issued and outstanding 3,725,000 shares of Class A, no par, preferred stock. The Class A preferred stock has conversion rights to the Company’s common voting stock of 4-1. As of the date of this report no preferred shares have been converted to common stock. The Company has authorized but not issued and additional 10,000,000 shares of Class B, no par, preferred stock. The Company has authorized and issued and additional 10,000,000 shares of convertible Class C, .001 per share preferred stock. The Class C preferred stock has conversion rights to the Company’s common voting stock of 1-1. The Company has authorized but not issued an additional 10,000,000 shares of Class D, no par, preferred stock.

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

	Year Ended June 30, 2004	Year Ended June 30, 2003		Six Month Ended December 31, 2004	Six Month Ended December 31, 2003
Total Assets	$3,574,738		$238,758	$4,033,212		$253,339

Total Liabilities	$989,645		$472,422	$1,242,268		$507,218

Total Stockholders Equity (Deficit)	$2,585,093		$(233,664)	$2,790,944		$(253,879)

Revenue	$884,680		$46,200	$612,482		$11,675

Net Unrealized Appreciation (Depreciation)	$1,644,589	$	- 0 -	$(7,071)	$	- 0 -

Operating Income (Loss)	$177,054		$(1,588,423)	$(658,892)		$(333,807)

Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations.

The following information should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Forward Looking Statements This Form 10-Q including the Management’s Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements that involve substantial risk and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about the Company’s industry, beliefs, and assumptions. Such forward-looking statements involve risks and uncertainties that could cause risks or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include without limitation statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

o	The state of securities markets in which the securities of the Company’s portfolio company trade or could be traded.

o	Liquidity within the national financial markets.

o	Economic downturns or recessions may impair the Company’s customers’ ability to repay our loans and increase our non-performing assets.

o	A contraction of available credit and/or inability to access the equity markets could impair our lending and investment activities.

o	The risks associated with the possible disruption in the Company’s operations due to terrorism and,

o	The risks and uncertainties described under the caption “Risk Factors and Other Considerations”contained in Part I, Item I, which is incorporated herein by reference.

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

Valuation of Investments

At December 31, 2004 49.18% of the Company’s total assets represented investments recorded at fair value. Value as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in its portfolio, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and consistent valuation process. Because of the inherent uncertainty in determining the fair value of investments that do not have a readily ascertainable market value, the fair value of its investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Financial Condition

The Company’s total consolidated assets increased by $482,899 or 13.6% to $4,033,212 from the prior quarter and $458,474 or 12.8% for the prior six months. The increase in total assets can be attributed to continuing loans to the Company’s portfolio companies.

The Company’s financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small and medium-sized companies. These businesses tend to be thinly capitalized, small companies that may lack experienced management. The following summarizes the Company’s investment portfolio as of December 31, 2004, the Company’s first year as a business development corporation

December 31, 2004
Investment at Cost	$346,082

Unrealized (depreciation) appreciation, net	1,637,518

Investment at fair value	$1,983,600

The increase in unrealized appreciation is primarily attributable to due to the increased in value placed on the Company’s portfolio investments.

During 2004, the Company valued its equity and investment holdings in accordance with the established valuation policies (see “Valuation of Investments and Equity Holdings”) above.

The cash and cash equivalents approximated 1.99% of net assets as of December 31, 2004.

Results of Operations

The results of operations for the six months and quarter ended December 31, 2004 reflect the Company’s results as a business development company under the Investment Company Act of 1940. The results of operations prior to January 1, 2004 reflect the Company’s results of operations prior to operating as a business development company under the Investment Company Act of 1940. The principal differences between these two reporting period relate to accounting for investments and income taxes. See Note A to our Consolidated Financial Statements. In addition, certain prior year items have been reclassified to conform to the current year presentation as a business development company.

Dividends and Interest

Dividends and interest income on investments for the six months ended December 31, 2004 and 2003 was $31,315 and $37,500 respectively. Dividends and interest income on investments for the quarter ended December 31, 2004 and 2003 was $17,622 and $18,750 respectively. The decrease in interest and dividends was primarily due to the sources of income shifting from a transactional base business to the Company receiving interest income from its portfolio companies.

Management Fees

Management fees for the six ended December 31, 2004 and 2003 were $90,000 and $0 respectively. Management fees for the quarter ended December 31, 2004 and 2003 were $45,000 and $0 respectively. The management fees were primarily due to services rendered to Buehler Earth and Waterworks, LLC, Gulf Coast Records, LLC., and Cummings Financial Services, Inc.

Operating Expenses

Total operating expenses for the six months ended December 31, 2004 and 2003 was $1,112,838 and $382,982. A significant component of total operating expenses was general and administrative expenses of $908,556 for the six months ended December 31, 2004 and $31,320 for the six months ended December 31, 2003. The increase in general and administrative expenses is primarily due to the expenses of the Company’s portfolio companies. A second component of total operating expenses is professional fees of $170,463 for the six months ended December 31, 2004 and $351,662 for the six months ended December 31, 2003.

Total operating expenses for the quarter ended December 31, 2004 and 2003 was $478,195 and $289,644. A significant component of total operating expenses was general and administrative expenses of $402,186 for the quarter ended December 31, 2004 and $13,512 for the quarter ended December 31, 2003. The increase in general and administrative expenses is primarily due to the expenses of the Company’s portfolio companies. A second component of total operating expenses is professional fees of $58,655 for the quarter ended December 31, 2004 and $276,132 for the quarter ended December 31, 2003.

Liquidity and Capital Resources

At December 31, 2004 and June 30, 2004, the Company had $80,355 and $470,940 respectively in cash and cash equivalents. The Company’s objective is to have sufficient cash on hand to cover current funding requirements and operations.

The Company expects its cash on hand and cash generated from operations to be adequate to meet our cash needs at our current level of operations, including the next twelve months. The Company generally funds new originations using cash on hand and equity financing and outside investments.

Private Portfolio Company Investments

The following is a list of the private companies in which the Company had an investment in and the cost and fair market value of such securities at December 31, 2004:

Name of Company	Cost	FMV
Cummings Financial Services, Inc.	$219,136	$780,000
Buehler Earth & Waterworks, LLC	101,235	255,000
Sports Nation, Inc.	25,000	46,000
Gulf Coast Records, LLC	--	575,000
Home Savings Plan, Inc.	--	1,000
TSB Financial Services, Inc.	--	250,000
Wellstone Acquisition Corporation	632	75,000
KMA Capital Partners, Ltd.	--	--
TS & B Gaming & Entertainment Corporation	79	1,000
TS & B Ventures, Inc.	--	600

Total	$346,082	$1,983,600

Recent Developments

On September 30, 2004 TS & B Gaming & Entertainment Corporation entered into a Letter of Intent with the majority holder of JJ Whispers Group, Inc. to acquire a 51% equity interest for $275,300. The Letter of Intent is null and void if TS & B Gaming & Entertainment does not invest the $275,300 by January 28, 2005. The Company having completed its due diligence regarding the investment into JJ Whispers Group, Inc. has determined that it is not in the best interests of the Company to complete the proposed transaction. TS&B Gaming & Entertainment Corporation and John Brown of JJ Whispers executed a mutual termination of its Investment Agreement of September 30, 2004.

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

As of December 31, 2004, the Company did not have any off-balance sheet investments or hedging investments.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Reqistered Public Accountinq Firm

To the Shareholders
TS&B Holdings, Inc. and Subsidiaries
Orlando, Florida

We have reviewed the accompanying consolidated balance sheet of TS&B Holdings Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, cash flows and investments for the three-month period then ended. These interim financial statements are the responsibility of the Company’s management.

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

BY: /S/ Baumann Raymondo & Company PA —————————————— Baumann Raymondo & Company PA Tampa, Florida February 3, 2005

TS & B HOLDINGS INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2004 AND DECEMBER 31, 2004

	6/30/2004	12/31/2004
ASSETS
Cash	$470,940	$80,355
Investments, at fair value	1,832,600	1,983,600
Accounts receivable, net of allowance of $80,000	--	252,848
Inventory	53,300	55,300
Other assets	49,039	136,696
Fixed assets, net of accumulated depreciation	308,071	305,864
Goodwill	489,000	489,000
Notes receivable, net of allowance of $80,000 and $5,643	329,548	697,309
Deferred income taxes	27,200	27,200
Security deposit	15,040	5,040

TOTAL ASSETS	$3,574,738	$4,033,212

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$187,005	$289,245
Notes payables	687,131	802,632
Deferred income taxes	102,524	130,788
Capital leases payable	12,985	19,603

TOTAL LIABILITIES	989,645	1,242,268

STOCKHOLDERS' EQUITY
Class A - Preferred stock, no par value, 10,000,000 shares
authorized, 3,725,000 issued and outstanding	--	--
Class B - Preferred stock, no par value, 10,000,000 shares
authorized, none issued and outstanding	--	--
Class C - Convertible preferred stock, $.001 par value
10,000,000 shares authorized, issued and outstanding	--	10,000
Class D - Preferred stock, no par value, 10,000,000 shares
authorized, none issued and outstanding	--	--
Common stock, $.001 par value, 2,000,000,000 shares
authorized 12,132,967 and 205,370,575 issued
and outstanding	12,133	205,371
Additional paid-in capital	15,979,993	16,517,237
Stock subscription receivable	(4,700)	(4,760)
Accumulated deficit	(13,347,464)	(14,006,356)
Minority interest	(54,869)	69,452

TOTAL STOCKHOLDERS' EQUITY	2,585,093	2,790,944

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,574,738	$4,033,212

TS&B HOLDINGS INC. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2004

	12/31/2003		12/31/2004
REVENUES		$11,675	$612,482

		11,675	612,482

COST OF GOODS SOLD		--	196,053

OPERATING EXPENSES
Depreciation and amortization		--	33,819
Professional fees		351,662	170,463
General and administrative		31,320	908,556

		382,982	1,112,838

NET OPERATING LOSS		(371,307)	(696,409)

NET UNREALIZED DEPRECIATION ON INVESTMENTS		--	(7,071)

OTHER INCOME (EXPENSE)
Interest Income		37,500	31,315
Interest Expense		--	(87,526)
Other		--	(15,089)

		37,500	(71,300)

(LOSS) BEFORE INCOME TAX		(333,807)	(774,780)
DEFERRED INCOME TAX EXPENSE		--	(45,264)

LOSS BEFORE MINORITY INTEREST		(333,807)	(820,044)
MINORITY INTEREST		--	(161,152)

NET (LOSS)		(333,807)	(658,892)

NET (LOSS) PER SHARE BASIC AND FULLY DILUTED	$	NIL	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		1,424,615	51,949,244

TS &B HOLDINGS INC. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2004

	12/31/2003		12/31/2004
REVENUES		$5,995		$423,067

		5,995		423,067

COST OF GOODS SOLD		--		131,414

OPERATING EXPENSES
Depreciation and amortization		--		17,354
Professional fees		276,132		58,655
General and administrative		13,512		402,186

		289,644		478,195

NET OPERATING LOSS		(283,649)		(186,542)

NET UNREALIZED DEPRECIATION ON INVESTMENTS		--		(78,071)

OTHER INCOME (EXPENSE)
Interest Income		18,750		17,622
Interest Expense		--		(43,202)
Other		--		--

		18,750		(25,580)

(LOSS) BEFORE INCOME TAX		(264,899)		(290,193)
DEFERRED INCOME TAX EXPENSE		--		(26,544)

LOSS BEFORE MINORITY INTEREST		(264,899)		(316,737)
MINORITY INTEREST		--		(44,583)

NET (LOSS)		(264,899)		(272,154)

NET (LOSS) PER SHARE BASIC AND FULLY DILUTED	$	NIL	$	NIL

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		1,424,615		89,040,413

TS &B HOLDINGS INC. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDING DECEMBER 31, 2003 and 2004

	12/31/2003	12/31/2004
CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS)	$(333,807)	$(658,892)
RECONCILIATION OF NET INCOME (LOSS) TO CASH FLOWS(USED IN)PROVIDED BY OPERATING ACTIVITIES
Deferred income tax	--	45,264
Stock issued for services	313,592	88,947
Unrealized depreciation on investments	--	7,071
Miniority interest	--	(161,152)
Depreciation and amortization	--	28,645
Decrease (Increase) in receivable	--	(254,847)
(Increase) in inventory	(5,549)	--
(Increase) in stock subscriptionreceivable	(37,500)	--
(Increase) in other assets	(9,011)	14,002
Increase in accounts payable and accrued expenses	34,795	59,809

CASH FLOWS (USED IN) OPERATING ACTIVITIES	(37,480)	(831,153)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) in notes receivable	--	(571,731)
Purchase of propery and equipment	--	(26,438)
Purchase of investments	--	(161,674)

CASH FLOWS (USED) IN PROVIDED BY INVESTING ACTIVITIES	--	(759,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	--	845,150
Payment of note payable to related parties	--	(65,000)
Payment of notes payable	--	(222,917)
Issuance of common stock	--	634,474
Issuance of preferred stock	--	10,000
Distributions	--	(1,296)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	--	1,200,411

NET INCREASE (DECREASE) IN CASH	(37,480)	(390,585)
CASH, BEGINNING OF THE PERIOD	38,076	470,940

CASH, END OF THE PERIOD	$596	$80,355

TS &B HOLDINGS INC. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS (DEFICIT) EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2004

	Preferred Stock		Common Stock		Additional paid-in	Stock Subscription	Accumulated Income	Miniority
	Shares	Par Value	Shares	Par Value	capital	receivable	(Deficit)	Interest	Total
BALANCE JUNE 30, 2004	--	$--	12,132,967	$12,133	$15,979,993	$(4,700)	$(13,347,464)	$(54,869)	2,585,093

STOCK ISSUED FOR PROFESSIONAL SERVICES	10,000,000	10,000	9,737,500	9,738	79,209	--	--	--	98,947

STOCK ISSUED FOR CASH	0	0	183,500,108	183,500	458,035	(60)	--	--	641,475

MINORITY INTEREST IN CONNECTION WITH INVESTMENTS	--	--			--	--	--	285,473	285,473

NET LOSS	--	--	--	--	--	--	(658,892)	(161,152)	(820,044)

BALANCE DECEMBER 31, 2004	10,000,000	$10,000	205,370,575	$205,371	$16,517,237	$(4,760)	$(14,006,356)	$69,452	$2,790,944

TS &B HOLDINGS INC. & SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2004

Portfolio Company	Industry	Title of Securities Held	Percentage of Class Held	Cost	Fair Value
Sports Nation, Inc.	Sports	Common	100%	$25,000	$46,000
	Memorabilia	Stock

TS&B Gaming &Ent	Gaming	Common	100%	79	1,000
Corporation	Hotels	Stock

TSB Financial	Financial	Common	100%	--	250,000
Services	Services	Stock

TSB Ventures, Inc.	Financial	Common	100%	--	600
	Services	Stock

Wellstone	Financial	Common	66.67%	632	75,000
Acquisition Corp	Services	Stock

Buehler Earth &	Construction	Member	51%	--	255,000
Waterworks, LLC		Units

Gulf Coast Records, LLC	Music	Member	49%	101,235	575,000
		Units

Cummings Financail	Mortgage	Common	51%	219,136	780,000
Services, Inc.	Broker	Stock

Home Savings, Plan, Inc.	Financial	Common	51%	--	1,000
	Servies	Stock

KMA Capital	Financial	Limited	25%	--	--
Partners, LLC	Services	Partner
		Units

			Total	$346,082	$1,983,600

TS&B HOLDINGS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

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

Revenue Recognition

The Company recognizes revenue using the accrual method of accounting. The accrual method provides for a better matching of revenues and expenses.

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

Upon conversion to a BDC, the Company engaged independent business valuation experts to value selected portfolio companies, which had significant activity in the Company’s first year as a BDC. The Board of Directors states all other portfolio companies and investments at fair market value as determined under a good faith standard.

The Company has investments in 8 controlled (portfolio) corporations as of December 31, 2004.

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

NOTE B — INVESTMENTS (CONTINUED)

TSB Financial Services, Inc.

TSB Financial Services, Inc. also obtains financing for various commercial real estate transactions through strategic relationships with outside funding sources. TSB Financial Services, Inc. serves customers nationally from its headquarters in Orlando, Florida.

TSB Financial Services, Inc. is a Florida Corporation, which is owned 100% by the Company.

TS&B Gaming & Entertainment Corporation

TS&B Gaming & Entertainment Corporation was formed on March 18, 2004 to invest in gaming, hotels and other ventures. TS&B Gaming & Entertainment Corporation has had minimal business activity through December 31, 2004.

TS&B Gaming & Entertainment Corporation is a Florida corporation that is 100% owned by the Company.

TS & B Ventures, Inc.

TS & B Ventures, Inc. was formed in April, 2004 to raise money from the private equity market. TS&B Ventures, Inc. has had minimal business activity through December 31, 2004.

TS & B Ventures, Inc. is a Florida corporation that is 100% owned by the Company.

Wellstone Acquisition Corporation

Wellstone Acquisition Corporation is a non-reporting Securities and Exchange Commission registrant. Wellstone Acquisition had no business activity for the six month period ending December 31, 2004.

Wellstone Acquisition Corporation is a Delaware corporation that is owned 66 2/3% by the Company.

Other Investments

The Company has investments in two other companies as of December 31, 2004.

Gulf Coast Records, LLC

Gulf Coast Records, LLC is an independent record label for recording artist Glenn Cummings. Glenn Cummings has released his debut CD “BIG” and his first hit single by the same title.

NOTE B — INVESTMENTS (CONTINUED)

Gulf Coast Records, LLC is a Florida Limited Partnership which the Company has a 49% limited partnership interest. In addition, the Company receives an ongoing monthly management fee in the amount of $5,000.

KMA Capital Partners, Ltd.

KMA Capital Partners, Ltd. provides business consulting and financial services to small and mid-cap companies.

KMA Capital Partners, Ltd. is a Florida Limited Partnership in which the Company has a 25% interest.

NOTE C — FIXED ASSETS

Major categories of property and equipment, including their useful lives are as follows at September 30, 2004:

	Cost	Useful Life
Automobile&Trucks	$158,982	5 - 7 Years
Machinery&Equipment	139,786	7 - 10 Years
Office&Computer Equipment	87,516	5 - 7 Years
Furniture&Fixtures	9,381	5 - 7 Years
Signage	234	5 - 7 Years
Intangible Assets	358	5 - 40 Years

	$396,257
Less Accumulated Depreciation&Amortization	90,394

Net	$305,864

Depreciation expense for the six months and three months ended December 31, 2004 was $33,651 and $17,204 respectfully.

NOTE D — STOCK ISSUED FOR SERVICES

During the six months ended December 31, 2004 and December 31, 2003 the Company issued shares of the Company’s common stock and preferred stock for various professional consulting services. A summary of these activities is as follows:

	2004		2003
	Shares	Amount	Shares	Amount
Professional consulting services	9,737,500	$88,947	25,687,000	$313,592

Total	9,737,500	$88,947	25,687,000	$313,592

The value assigned to the above shares is based on the stocks’ traded market price on or about the date the shares were issued. For the six months ended December 31, 2004 and 2003, the above amounts are included in professional fees.

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

The option expired on June 30, 2004 and all interest owed on the stock subscription receivable was reversed in 2004.

NOTE F — INCOME TAXES

For the period ended December 31, 2004 and 2003, the following temporary differences give rise to the above deferred tax benefits:

	2004	2003
Unrealized security gains	$1,637,518	$--
Net operating loss carryovers	--	29,800

Total	$1,637,518	$29,800

At December 31, 2004 and 2003 deferred tax assets consist of the following:

NOTE F — INCOME TAXES (CONTINUED)

	2004	2003
Deferred tax assets	$27,200	$5,115,000
Less valuation allowance	--	(5,115,000)

	$27,200	$--

At December 31, 2004 the Company has approximately $3,932,035 of tax net operating losses available for carryforward through 2023.

NOTE G — COMMITMENTS

The Company and its wholly owed subsidiaries and consolidated entities lease office and operating facilities under short-term operating leases.

Rent expense for the six months ended December 31, 2004 and 2003 was $33,555 and $13,760 respectively. Rent expense for the quarter ended December 31, 2004 and 2003 was $21,241 and $4,267 respectively.

NOTE H- CAPITAL LEASES PAYABLE

The Company has capital lease obligations as follows at December 31, 2004:

The terms of the lease require a minimum monthly payment of $571.38, which includes applicable taxes for sixty month starting May 2002 and bears imputed interest rate
of 15.175% collateralized by an eight-station computer system	$5,093

The terms of this lease requires a minimum monthly payment of $213.43, which includes
applicable taxes, for thirty-six months starting in April, 2002 and bears an imputed interest rate of 19.5%	1,698

The terms of the lease require a minimum monthly payment of $294.25, which includes applicable taxes for thirty-six months starting in October 2003 and bears an imputed interest rate of 19.4%	6,193

The future minimum payments under capital leases for each of the next five years are as follows:

December 31, 2005	$9,136
December 31, 2006	3,197
December 31, 2007 and thereafter	651

NOTE I - NOTES PAYABLE

Notes payable as of December 31, 2004 consisted of the following:

12% secured interest only note payable to an individual with interest of $2,500 payable monthly	$250,000
Note is payable in full on August 10, 2005

6% unsecured note payable to an individual payable in 180 monthly payments of $1,589.43. Final installment is due on January 31, 2019	181,290

11% secured note payable to an individual payable in 12 quarterly installments of $16,666.67 Final installment is due June 1, 2007. Collateralized by Company's 51% interest in Cummings
Financial Services, Inc.	130,442

8% convertible debentures to Javelin Advisory Group, Inc. due no later than August, 2005 convertible to 50% of the closing bid price of the common stock on the date the Company issues such conversion notice	125,500

6% unsecured interest only notes payable to an individual. Interest accrues each month on note	20,683

8% convertible debenture to Yanzu, Inc. due June 28, 2005 convertible into the common shares of the Company at $.0025 per share	10,000

0% notes payable to equipment company payable in 6 monthly installments of $6,497, due on October 2, 2005. Collateralized by equipment	64,419

8% convertible debenture to Sprout Investments, LLC due convertible into common shares of the Company at $.0020 per share	6,000

18% secured notes payable to WFS Financial payable in 60 monthly payments of $397.90. Final installment is due on April 15, 2008. Collateralized by a 2000 Ford F-350 Truck	14,298

Total	$802,632
Less Current Portion	511,855

$290,777

At December 31, 2004, the future maturities of notes payable are as follows:

December 31,	Amount
2005	$511,855
2006	66,076
2007	44,078
2008	14,211
2009	12,282
2010 and thereafter	154,130

$802,632

The Company paid $38,070 and $19,813 of interest expense for the six months and quarter ended December 31, 2004.

NOTE J – STOCKHOLDERS EQUITY

As of December 31, 2004 the authorized capital of the company is 2,000,000,000 shares of common voting stock par value $.001 per share.

The Company also has authorized 10,000,000 shares and has issued and outstanding 3,725,000 shares of Class A, no par, preferred stock. The Class A preferred stock has conversion rights to the Company’s common voting stock of 4-1.

The Company has authorized but not issued and additional 10,000,000 shares of Class B, no par, preferred stock.

The Company has authorized and issued an additional 10,000,000 shares of convertible Class C, .001 per share, preferred stock. The Class C preferred stock has conversion rights to the Company's common voting stock of 1-1. If at any time or time to time, there is a capital reorganization of the common stock (reverse split, forward split, etc.) the number of Class C preferred stock authorized, issued and outstanding, and the number of shares of common stock into which such Class C preferred is convertible, shall not be affected by any such capital reorganization. In addition, the holder of shares of Class C preferred shall not be entitled to vote such shares (except as otherwise expressly provided herein or as required by law, voting together with the common stock as a single class), but shall be entitled to notice of any stockholders' meeting in accordance with the Company's bylaws. In lieu of voting rights, the holders of Class C preferred, voting as a class, shall be entitled to elect two of the Board of Directors at each meeting.

The Company has authorized but not issued an additional 10,000,000 shares of Class D, no par, preferred stock.

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

NOTE K — CONCENTRATION OF CREDIT RISK (CONTINUED)

The Company’s deposits with financial institutions that exceeded federally insured guarantees amounted to $0 and $0 as of December 31, 2004 and 2003, respectively. Historically, the Company has not experienced any losses on its deposits in excess of federally insured guarantees.

NOTE L – SUBSEQUENT EVENTS

On September 30, 2004 TS & B Gaming & Entertainment Corporation entered into a Letter of Intent with the majority holder of JJ Whispers Group, Inc. to acquire a 51% equity interest for $275,300. The Company having completed its due diligence regarding the investment into JJ Whispers Group, Inc. has determined that it is not in the best interests of the Company to complete the proposed transaction. TS&B Holdings, Inc. and John Brown of JJ Whispers executed a mutual termination of its Investment Agreement of September 30, 2004.

PART III

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

Company Financial Statements December 31, 2004

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TS&B HOLDINGS, INC. By: /s/ James V. Sadrianna —————————————— James V. Sadrianna Chief Financial Officer Dated: February 11, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

TS&B HOLDINGS, INC. By: /s/ JAMES E. JENKINS —————————————— JAMES E. JENKINS President, CEO and Director Dated: February 11, 2005

TS&B HOLDINGS, INC. By: /s/ James V. Sadrianna —————————————— James V. Sadrianna Chief Financial Officer and Director Dated: February 11, 2005