Form 10-Q
period 2005-03-31
CALI HOLDINGS INC
filed 2005-05-05
CIK 1019852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

_________________

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended March 31, 2005

               OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 333-29903

Cali Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Utah	30-0123229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7658 Municipal Dr. Orlando, Florida 32819
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

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of March 31, 2005
Common Stock, $.001 par value	971,870,576

CALI HOLDINGS, INC.

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

      Item 8. Financial Statements and Supplementary Data

      Item 9. Control & Procedures

      Item 10. Exhibits and Reports on Form 10-Q

Signatures	Page 3 14 15 15 15 16 16 22 23 40 40 41

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

On April 8, 2005 the Company changed its name from TS&B Holdings, Inc. to CALI Holdings, Inc.

CALI Holdings, Inc. provides equity and long-term debt financing to small and medium-sized private companies in a variety of industries throughout the United States. Our investment objective is to achieve long-term capital appreciation in the value of our investments and to provide current income primarily from interest, dividends and fees paid by our portfolio companies.

Portfolio Investments

The Company has investments in 8 controlled (portfolio) companies as of March 31, 2005.

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

On March 21, 2005 Buehler Earth & Waterworks, LLC sold its 75% interest in Advance Pool Technologies, Inc. to the other 25% investor for $155,880.

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

TSB Financial Services, Inc. is a Florida Corporation, which is owned 100% by the Company.

6. Wellstone Acquisition Corporation

Wellstone Acquisition Corporation is a non-reporting Securities & Exchange Commission registrant. This Company had no business activity for the nine months ending March 31, 2005 and year ended June 30, 2004.

Wellstone Acquisition Corporation is a Delaware corporation that is owned 66% by the Company.

7. TS&B Gaming and Entertainment Corporation

TS&B Gaming and Entertainment Corporation was formed on March 18, 2004 to invest in gaming, entertainment and other such ventures. TS&B Gaming and Entertainment had no business activity through March 31, 2005.

TS&B Gaming & Entertainment Corporation is a Florida corporation that is 100% owned by the Company.

8.     TS&B Ventures, Inc.

TS&B Ventures, Inc. was formed on April 16, 2004 to seek private investment into the Company's various portfolio companies. TS&B Ventures, Inc. had no business activity through March 31, 2005.

TS&B Ventures, Inc. is a Florida corporation that is 100% owned by the Company.

Other Investments

The Company has investments in two other companies as of March 31, 2005.

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

Valuation of Investments

The most significant estimate inherent in the preparation of the Company’s financial statements is the valuation of its investment and the related unrealized appreciation or depreciation.

Upon the Company’s conversion to a business development company, the Company employed independent business valuation experts to value selected portfolio companies. The Board of Directors determined all other portfolio companies and investments at fair market value under a good faith standard.

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

As of March 31, 2005 the Company’s portfolio consisted 94.78% of equity securities and 5.22% of investments or advances to controlled companies. The Company’s private finance portfolio currently includes investments in a wide variety of industries including, mortgage brokerage, commercial site construction, wholesale and retail plant sales, a record company, publishing company and financial services and sports memorabilia.

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

A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A business development company provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies. To qualify as a business development company, a company must:

•	Have registered a class of its equity securities or have filed a registration statement with the Securities and Exchange Commission pursuant to Section 12 of the Securities and Exchange Act of 1934

•	Operate for the purpose of investing in securities of certain types of portfolio companies, namely emerging companies and businesses suffering or just recovering from financial distress

•	Extend significant managerial assistance to such portfolio companies and

•	Have a majority of “disinterested” directors (as defined in the 1940 Act).

Generally, a business development company must be primarily engaged in the business of furnishing capital and providing managerial expertise to companies that do not have ready access to capital through conventional financial channels. An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company), and that:

•	Does not have a class of securities registered on an exchange or included in the Federal Reserve Board’s over-the-counter margin list; or

•	Is actively controlled by a business development company and has an affiliate of a business development company on its board of directors; or

•	Meets such other criteria as may be established by the Securities and Exchange Commission

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

As a business development company, the Company may not acquire any asset other than “qualifying assets” unless, at the time the Company makes the acquisition, the value of its qualifying assets represent at least 70% of the value of its total assets. The principal categories of qualifying assets relevant to our business are:

•	Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

•	Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and

•	Securities of bankrupt or insolvent companies that were eligible at the time of the business development company’s initial acquisition of their securities but are no longer eligible, provided that the business development company has maintained a substantial portion of its initial investment in those companies.

•	Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment

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

Compliance with the Sarbanes-Oxley Act of 2002 and NYSE Corporate Governance Regulations.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders. Many of these requirements will affect us. For example:

•	The Company’s chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in our periodic reports;

•	The Company’s periodic reports must disclose conclusions about the effectiveness of its disclosure controls and procedures;

•	The Company’s periodic reports must disclose whether there were significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

•	The Company may not make any loan to any director or executive officer and may not materially modify any existing loans.

The Sarbanes-Oxley Act has required the Company to review its current policies and procedures to determine whether it complies with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. The Company will continue to monitor its compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance.

Employees

As of March 31, 2005 the Company had six employees.

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

The Lack of Liquidity of the Company’s Privately Held Investments may Adversely Affect Our Business.

Substantially all of the investments the Company expects to acquire in the future will be, subject to restrictions on resale, including in some instances, legal restrictions, or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to quickly obtain cash equal to the value at which we record our investments if the need arises. This could cause us to miss important business opportunities. In addition, if we are required to quickly liquidate all or a portion of our portfolio, we may realize significantly less than the value at which we have previously recorded our investments.

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

Investing in the Company's Stock Is Highly Speculative and an Investor Could Lose Some or All of the Amount Invested

The value of the Company’s common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or the entire amount invested in its shares. The securities markets frequently experience extreme price and volume fluctuations, which affect market prices for securities of companies generally, and very small capitalization companies in particular. The price of its common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond are control and may not be directly related to our operating performance. These factors include the following:

•	Price and volume fluctuations in the overall stock market from time to time;

•	Significant volatility in the market price and trading volume of securities of business development companies or other financial service companies;

•	Changes in the regulatory policies or tax guidance with respect to business development companies;

•	Actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the experience of securities analysts;

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

The Company’s Business Plan is dependent upon External Financing which may Expose the Company to Risks Associated with Leverage

The Company will require a substantial amount of cash to operate and grow. The Company may acquire additional capital from the following sources:

Senior Securities. The Company intends to issue debt securities, other evidences and preferred stock, up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a business development company, to issue debt securities and preferred stock, to which we refer collectively as senior securities, in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. As a result of issuing senior securities, we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay dividends or incur additional indebtedness would be restricted if asset coverage is not at least twice our indebtedness. If the value of our assets declines, we might be unable to satisfy that test. If this happens, we may be required to liquidate a portion of our loan portfolio and repay a portion of our indebtedness at a time when a sale may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our stockholders.

Common Stock. Because the Company is limited in its ability to issue debt for the reasons given above, the Company is dependent on the issuance of equity as a financing source. If the Company raises additional funds by issuing more common stock or debt securities convertible into or exchangeable for our common stock, the percentage ownership of our stockholders at the time of the issuance would decrease and they may experience dilution. In addition, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock.

Securitization.     In addition to issuing securities to raise capital as described above, the Company anticipates that in the future it will securitize loans to generate cash for funding new investments. An inability to successfully securitize the Company’s loan portfolio could limit our ability to grow our business, fully execute our business strategy and impact our profitability. Moreover, successful securitization of our loan portfolio might expose us to losses as the loans in which we do not plan to sell interests will be those that are riskier and more apt to generate losses.

Shares of Closed-End Investment Companies Frequently Trade at a Discount from Net Asset Value.

Shares of closed-end investment companies frequently trade at a discount from net asset value. This characteristic of shares of closed-end investment companies is separate and distinct from the risk that the Company’s net asset value per share will decline.

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

Acts of God, hurricane, flood, etc may affect operations and subject the Company to risk of damage or loss.

Company and it’s portfolio companies could be subject to Acts of God, hurricane, fire, flood, or other disaster, condition or event that adversely affects the Company or its portfolio companies or their ability to do business and could result in a loss of sales and revenue and impair operating results.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholders Matters

CALI Holdings, Inc. common stock, par value, $.001 per share (“Common Stock”) is traded on the Over the Counter NADAQ Electronic Bulletin Board (“OTC”) under the symbol “CALI.OB” The following table sets forth, for the period indicated, the range of high and low closing prices reported by the OTC. Such quotations represent prices between dealers and may not include markups, markdowns, or commissions and may not necessarily represent actual transactions.

	HIGH	LOW
2005 Quarter Ended
March 31st	.02	.004

2004 Quarter Ended
March 31st	.05	.01
June 30th	.01	.01
September 30th	.10	.07
December 31st	.07	.001

2003 Quarter Ended
March 31st	.03	.01
June 30th	.02	.01
September 30th	.02	.01
December 31st	.03	.01

2002 Quarter Ended
June 30th	.25	.02
September 30th	.13	.02
December 31st	.09	.01

As of March 31, 2005 the authorized capital of the company is 2,000,000,000 shares of common voting stock par value $.001 per share. The Company also has authorized 10,000,000 shares and has issued and outstanding 3,725,000 shares of Class A, no par, preferred stock. The Class A preferred stock has conversion rights to the Company’s common voting stock of 4-1. As of the date of this report no preferred shares have been converted to common stock. The Company has authorized but not issued and additional 10,000,000 shares of Class B, no par, preferred stock. The Company has authorized and issued and additional 10,000,000 shares of convertible Class C, ..001 per share preferred stock. The Class C preferred stock has conversion rights to the Company’s common voting stock of 1-1. The Company has authorized but not issued an additional 10,000,000 shares of Class D, no par, preferred stock.

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

	Year Ended June 30, 2004	Year Ended June 30, 2003	Nine Month Ended March 31, 2005	Nine Month Ended March 31, 2004
Total Assets	$ 2,946,883	$ 238,758	$ 2,956,824	$ 1,914,476

Total Liabilities	$ 502,938	$ 472,422	$ 1,095,441	$ 618,316

Total Stockholders Equity (Deficit)	$ 2,443,945	($ 233,664)	$ 1,861,384	$ 1,296,160

Revenue	$ 45,000	$ 46,200	$ 147,861	$ 14,675

Net Unrealized Appreciation	$ 1,644,589	$ -0-	($ 535,000)	$ 1,004,589
(Depreciation)

Operating Income (Loss)	($1,217,752)	($1,588,423)	($ 905,817)	($ 605,106)

Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations.

The following information should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Forward Looking Statements

This Form 10-Q including the Management’s Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements that involve substantial risk and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about the Company’s industry, beliefs, and assumptions. Such forward-looking statements involve risks and uncertainties that could cause risks or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include without limitation statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

•	The state of securities markets in which the securities of the Company’s portfolio company trade or could be traded.

•	Liquidity within the national financial markets.

•	Economic downturns or recessions may impair the Company’s customers’ ability to repay our loans and increase our non-performing assets.

•	A contraction of available credit and/or inability to access the equity markets could impair our lending and investment activities.

•	The risks associated with the possible disruption in the Company's operations due to terrorism and,

•	The risks and uncertainties described under the caption “Risk Factors and Other Considerations” contained in Part I, Item I, which is incorporated herein by reference.

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

Overview

CALI Holdings, Inc. is a financial service company providing financing and advisory services to small and medium-sized companies throughout the United States. Effective January 5, 2004 the Company shareholders approved the proposal to allow the Company to convert to a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).

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

Valuation of Investments

At March 31, 2005 48.99% of the Company’s total assets represented investments recorded at fair value. Value as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in its portfolio, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and consistent valuation process. Because of the inherent uncertainty in determining the fair value of investments that do not have a readily ascertainable market value, the fair value of its investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Financial Condition

The Company’s assets decreased by $43,917 or 1.5% to $2,956,824 from the prior quarter. This is primarily due to the decrease in value attributable to the Company’s portfolio investments. The Company’s assets increased by $9,941 from the prior nine months. The increase in total assets can be attributed to continuing loans to the Company’s portfolio companies.

The Company’s financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small and medium-sized companies. These businesses tend to be thinly capitalized, small companies that may lack experienced management. The following summarizes the Company’s investment portfolio as of March 31, 2005.

March 31, 2005
Investment at Cost	$346,082
Unrealized (depreciation) appreciation, net	1,102,518

Investment at fair value	$1,448,600

During the Company’s fiscal year, the Company valued its equity and investment holdings in accordance with the established valuation policies (see “Valuation of Investments and Equity Holdings”) above.

The cash and cash equivalents approximated 1.66% of net assets as of March 31, 2005.

Results of Operations

The results of operations for the nine months and quarter ended March 31, 2005 reflect the Company’s results as a business development company under the Investment Company Act of 1940. The results of operations prior to January 1, 2004 reflect the Company’s results of operations prior to operating as a business development company under the Investment Company Act of 1940. The principal differences between these two reporting period relate to accounting for investments and income taxes. See Note A to our Financial Statements. In addition, certain prior year items have been reclassified to conform to the current year presentation as a business development company.

Dividends and Interest

Dividends and interest income on investments for the nine months ended March 31, 2005 and 2004 was $51,142 and $56,845 respectively. Dividends and interest income on investments for the quarter ended March 31, 2005 and 2004 was $19,835 and $38,095 respectively. The decrease in interest and dividends was primarily due to the sources of income shifting from a transactional base business to the Company receiving interest income from its portfolio companies.

Management Fees

Management fees for the nine ended March 31, 2005 and 2004 were $135,000 and $10,000 respectively. Management fees for the quarter ended March 31, 2005 and 2004 were $45,000 and $10,000 respectively. The management fees were primarily due to services rendered to Buehler Earth and Waterworks, LLC, Gulf Coast Records, LLC. and Cummings Financial Services, Inc.

Operating Expenses

Total operating expenses for the nine months ended March 31, 2005 and 2004 was $1,022,526 and $619,781. A significant component of total operating expenses was general and administrative expenses of $734,340 for the nine month ended March 31, 2005 and $105,182 for the nine months ended March 31, 2004. The increase in general and administrative expenses is primarily due to additional staffing costs. A second component of total operating expenses is professional fees of $286,020 for the nine months ended March 31, 2005 and $514,599 for the nine months ended March 31, 2004.

Total operating expenses for the quarter ended March 31, 2005 and 2004 was $376,930 and $491,599. A significant component of total operating expenses was general and administrative expenses of $263,753 for the quarter ended March 31, 2005 and $73,770 for the quarter ended March 31, 2004. The increase in general and administrative expenses is primarily due additional staffing costs. A second component of total operating expenses is professional fees of $112,431 for the quarter ended March 31, 2005 and $417,729 for the quarter ended March 31, 2004.

Liquidity and Capital Resources

At March 31, 2005 and June 30, 2004, the Company had $48,977 and $431,355 respectively in cash and cash equivalents. The Company’s objective is to have sufficient cash on hand to cover current funding requirements and operations.

The Company expects its cash on hand and cash generated from operations to be adequate to meet our cash needs at our current level of operations, including the next twelve months. The Company generally funds new originations using cash on hand and equity financing and outside investments.

Private Portfolio Company Investments

The following is a list of the private companies in which the Company had an investment in and the cost and fair market value of such securities at March 31, 2005:

Name of Company	Cost	FMV
Cummings Financial Services, Inc.	$219,136	$400,000
Buehler Earth & Waterworks, LLC	101,235	100,000
Sports Nation, Inc.	25,000	46,000
Gulf Coast Records, LLC	--	575,000
Home Savings Plan, Inc.	--	1,000
TSB Financial Services, Inc.	--	250,000
Wellstone Acquisition Corporation	632	75,000
KMA Capital Partners, Ltd.	--	--
TS & B Gaming & Entertainment Corporation	79	1,000
TS & B Ventures, Inc.	--	600

Total	$346,082	$1,448,600

Recent Developments

On April 8, 2005 the Company announced a 100-1 reverse split of its common shares. On the same day NASD changed the Company’s symbol from TSBI.OB to CALI.OB.

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

As of March 31, 2005, the Company did not have any off-balance sheet investments or hedging investments.

Impact of Inflation

The Company does not believe that its business is materially affected by inflation, other than the impact inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuation to underlying earnings all of which will influence the value of the Company’s investments.

Item 8. Financial Statements and Supplementary Data

Baumann, Raymondo
   & Company PA

CERTIFIED PUBLIC ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

To the Shareholders
CALI Holdings, Inc.
Orlando, Florida

We have reviewed the accompanying balance sheet of CALI Holdings. Inc. as of March 31. 2005, and the related statements of operations, changes in stockholders’ equity, cash flows, and schedule of investments for the nine month period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information Included in these financial statements is the representation of the management of CALI Holdings, Inc.

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

Baumann Raymondo & Company PA BY: /S/ Baumann Raymondo & Company PA —————————————— Baumann Raymondo & Company PA Tampa, Florida May 3, 2005

CALI HOLDINGS, INC.
(F/K/A - TSB HOLDINGS, INC.)
BALANCE SHEETS
JUNE 30, 2004 AND MARCH 31, 2005

ASSETS	6/30/2004	3/31/2005
Cash	$431,355	$48,977
Investments, at fair value	1,832,600	1,448,600
Accounts receivable, net of allowance of $80,000	--	10,552
Other assets	45,000	179,429
Fixed assets, net of accumulated depreciation	7,945	12,658
Goodwill	489,000	489,000
Notes receivable, net of allowance of $80,000 and $5,643	103,783	734,837
Deferred income taxes	27,200	27,200
Security deposit	10,000	5,571

TOTAL ASSETS	$2,946,883	$2,956,824

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses	$165,414	$76,566
Notes payables	235,000	696,358
Deferred income taxes	102,524	322,517

TOTAL LIABILITIES	502,938	1,095,441

STOCKHOLDERS’ EQUITY
Class A - Preferred stock, no par value, 10,000,000 shares
authorized, 3,725,000 issued and outstanding	--	--
Class B - Preferred stock, no par value, 10,000,000 shares
authorized, none issued and outstanding	--	--
Class C - Convertible Preferred stock, $.001 par value,
10,000,000 shares issued and outstanding	--	10,000
Class D - Preferred stock, no par value, 10,000,000 shares
authorized, none issued and outstanding	--	--
Common stock, $.001 par value, 2,000,000,000 shares
authorized 12,132,967 and issued 971,870,576
and outstanding	12,133	971,871
Additional paid-in capital	15,979,993	16,106,557
Stock subscription receivable	(4,700)	(4,760)
Accumulated deficit	(13,543,481)	(15,222,285)

TOTAL STOCKHOLDERS’ EQUITY	2,443,945	1,861,383

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,946,883	$2,956,824

CALI HOLDINGS, INC.
(F/K/A - TSB HOLDINGS, INC.)
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2005

	3/31/2004		3/31/2005
REVENUES		$14,675		$147,861
COST OF GOODS SOLD		--		31,152

GROSS PROFIT		14,675		116,709

OPERATING EXPENSES
Depreciation and amortization		--		2,165
Professional fees		514,599		286,020
General and administrative		105,182		734,341

		619,781		1,022,526

NET OPERATING LOSS		(605,106)		(905,817)

NET UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS		1,004,389		(535,000)

OTHER INCOME (EXPENSE)
Interest Income		56,845		51,142
Interest Expense		(5,955)		(52,747)
Other		17,748		(9,218)

		68,638		(10,823)

(LOSS) BEFORE INCOME TAX		467,921		(1,451,640)

DEFERRED INCOME TAX EXPENSE		(390,000)		(227,164)

NET (LOSS)		$77,921		$(1,678,804)

NET (LOSS) PER SHARE BASIC AND FULLY DILUTED	$	NIL	$	NIL

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		3,082,361		197,484,452

CALI HOLDINGS, INC.
(F/K/A - TSB HOLDINGS, INC.)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2005

	3/31/2004	3/31/2005
REVENUES	$15,995		$57,861
COST OF GOODS SOLD	--		10,000

GROSS PROFIT	15,995		47,861

OPERATING EXPENSES
Depreciation and amortization	--		746
Professional fees	417,729		112,431
General and administrative	73,870		263,753

	491,599		376,930

NET OPERATING LOSS	(475,604)		(329,069)

NET UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS	1,004,389		(527,928)

OTHER INCOME (EXPENSE)
Interest Income	38,095		19,835
Interest Expense	(5,955)		(13,958)
Other	17,756		--

	49,896		5,877

(LOSS) BEFORE INCOME TAX	578,681		(851,120)

DEFERRED INCOME TAX EXPENSE	(390,000)		(181,900)

NET (LOSS)	$188,681		$(1,033,020)

NET (LOSS) PER SHARE BASIC AND FULLY DILUTED	$0.046	$	NIL

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,077,434		393,322,084

CALI HOLDINGS, INC.
(F/K/A - TSB HOLDINGS, INC.)
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDIING MARCH 31, 2004 AND 2005

CASH FLOWS FROM OPERATING ACTIVITIES:	3/31/2004	3/31/2005
NET INCOME (LOSS)	$77,921	$(1,678,804)
RECONCILIATION OF NET INCOME (LOSS) TO CASH FLOWS
(USED IN) PROVIDED BY OPERATING ACTIVITIES
Deferred income tax	390,000	227,164
Bad debt expense	--	5,643
Stock issued for services	619,567	--
Unrealized appreciation (depreciation) on investments	(1,004,389)	535,000
Depreciation and amortization	--	2,165
Decrease (Increase) in receivable	7,000	(10,552)
(Increase) in inventory	(5,549)	--
(Increase) in stock subscription receivable	(56,250)	(5,769)
(Increase) in deposits	30,500	4,428
(Increase) in other assets	(17,399)	--
Increase in accounts payable and accrued expenses	51,411	(152,507)

CASH FLOWS (USED IN) OPERATING ACTIVITIES	92,812	(1,073,232)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) Decrease in notes receivable	(70,523)	(636,697)
Loss on disposition of assets	--	3,055
Purchase of propery and equipment	(6,863)	(9,933)
Purchase of investments	(89,710)	(158,171)

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	(167,096)	(801,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	--	856,000
Payment of notes payable to related parties	--	(65,000)
Payment of notes payable	--	(394,641)
Issuance of common stock	160,818	1,086,241
Issuance of preferred stock	--	10,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	160,818	1,492,600

NET INCREASE IN CASH	86,534	(382,378)
CASH, BEGINNING OF THE PERIOD	38,076	431,355

CASH, END OF THE PERIOD	$124,610	$48,977

CALI HOLDINGS, INC.
(F/K/A - TSB HOLDINGS, INC.)
STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2005

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional paid-in capital	Stock Subscription receivable	Accumulated Deficit	Total
BALANCE JUNE 30, 2004	--	$--	12,132,967	$12,133	$15,979,993	$(4,700)	$(13,543,481)	2,443,945

STOCK ISSUED FOR PROFESSIONAL SERVICES	10,000,000	10,000	9,737,500	9,738	69,209	--	--	88,947

STOCK ISSUED FOR CASH	0	0	950,000,108	950,000	57,355	(60)	--	1,007,295

NET LOSS	--	--	--	--	--	--	(1,678,804)	(1,678,804)

BALANCE MARCH 31, 2005	10,000,000	$10,000	971,870,575	$971,871	$16,116,557	$(4,760)	$(15,222,285)	$1,861,383

CALI HOLDINGS, INC.
(F/K/A - TSB HOLDINGS, INC.)
SCHEDULE OF INVESTMENTS
MARCH 31, 2005

Portfolio Company	Industry	Type of Securities Held	Percentage of Class Held	Cost	Fair Value
Sports Nation, Inc.	Sports	Common	100%	$25,000	$46,000
	Memorabilia	Stock

TS&B Gaming & Ent	Gaming Hotels	Common	100%	79	1,000
Corporation		Stock

TSB Financial	Financial	Common	100%	--	250,000
Services	Services	Stock

TSB Ventures, Inc.	Financial	Common	100%	--	600
	Services	Stock

Wellstone	Financial	Common	66.67%	632	75,000
Acquisition Corp	Services	Stock

Buehler Earth &	Construction	Member	51%	--	100,000
Waterworks, LLC		Units

Gulf Coast Records, LLC	Music	Member	49%	101,235	575,000
		Units

Cummings Financial	Mortgage	Common	51%	219,136	400,000
Services, Inc.	Broker	Stock

Home Savings, Plan, Inc.	Financial	Common	51%	--	1,000
	Servies	Stock

KMA Capital	Financial	Limited	25%	--	--
Partners, LLC	Services	Partner
		Units

		Promissory		--	--
		Notes

			Total	$346,082	$1,448,600

CALI HOLDINGS, INC.
(F/K/A TS&B HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Activities

CALI Holdings, Inc. (the "Company") was incorporated in the state of Utah in 1980. The company was formerly known as TS&B Holdings, Inc. On April 8, 2005 the Company changed its name from TS&B Holdings, Inc. to CALI Holdings, Inc.

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

CALI Holdings, Inc. provides equity and long-term debt financing to small and medium-sized private companies in a variety of industries throughout the United States. The Company’s investment object is to achieve long-term capital appreciation in the value of its investments and to provide current income primarily from interest, dividends and fees paid by its portfolio companies.

Basis of Presentation

The results of operations for the year ended March 31, 2005 are divided into two periods, the “Post Conversion as a Business Development Company period” and “Pre-Conversion prior to becoming a Business Development Company” period. Different accounting principles are used in the preparation of financial statements of a business development company under the Investment Company Act of 1940 and, as a result, the financial results for periods prior to January 1, 2004 are not comparable to the period commencing on January 1, 2004 and are not expected to be representative of its financial results in the future. By becoming a BDC, the Company has effected a change in accounting principle and no longer consolidates its investments in portfolio companies, as further described below.

The accompanying financial statements for the periods prior to January 1, 2004 include the accounts of the Company and its wholly owned subsidiaries. For the periods subsequent to January 1, 2004 the company in accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Act of 1934 does not consolidate portfolio company investments, including those in which it has a controlling interest.

Revenue Recognition

The Company recognizes revenue using the accrual method of accounting. The accrual method provides for a better matching of revenues and expenses.

The Company also accrues interest income on loans made to various portfolio companies. The Company accrues the interest on such loans until the portfolio company has the necessary cash flow to repay such interest. If the Company’s analysis of the portfolio company’s performance indicates that the portfolio company may not have the ability to pay the interest and principal on a loan, the Company will make an allowance provision on that entity and in effect cease recognizing interest income on that loan until all principal has been paid. However, the Company will make exceptions to this policy if the investment is well secured and in the process of collection.

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

NOTE B — INVESTMENTS

Valuation of Investments

The most significant estimate inherent in the preparation of the Company’s financial statements is the valuation of its investment and the related unrealized appreciation or depreciation.

Upon conversion to a BDC, the Company engaged independent business valuation experts to value selected portfolio companies, which had significant activity in the Company’s first year as a BDC. The Board of Directors states all other portfolio companies and investments at fair market value as determined under a good faith standard.

The Company has investments in 8 controlled (portfolio) corporations as of March 31, 2005.

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

On March 21, 2005 Buehler Earth & Waterworks, LLC sold its 75% interest in Advance Pool Technologies, Inc. to the other 25% investor for $155,880.

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

TSB Financial Services, Inc. is a Florida Corporation, which is owned 100% by the Company.

TS&B Gaming & Entertainment Corporation

TS&B Gaming & Entertainment Corporation was formed on March 18, 2004 to invest in gaming, hotels and other ventures. TS&B Gaming & Entertainment Corporation has had minimal business activity through March 31, 2005.

TS&B Gaming & Entertainment Corporation is a Florida corporation that is 100% owned by the Company.

TS & B Ventures, Inc.

TS & B Ventures, Inc. was formed in April, 2004 to raise money from the private equity market. TS & B Ventures, Inc. has had minimal business activity through March 31, 2005.

TS & B Ventures, Inc. is a Florida corporation that is 100% owned by the Company.

Wellstone Acquisition Corporation

Wellstone Acquisition Corporation is a non-reporting Securities and Exchange Commission registrant. Wellstone Acquisition had no business activity for the nine month period ending March 31, 2005.

Wellstone Acquisition Corporation is a Delaware corporation that is owned 66 2/3% by the Company.

Other Investments

The Company has investments in two other companies as of March 31, 2005.

Gulf Coast Records, LLC

Gulf Coast Records, LLC is an independent record label for recording artist Glenn Cummings. Glenn Cummings has released his debut CD “BIG” and his second single entitled “Good Old Days”.

Gulf Coast Records, LLC is a Florida Limited Partnership which the Company has a 49% limited partnership interest. In addition, the Company receives an ongoing monthly management fee in the amount of $5,000.

KMA Capital Partners, Ltd.

KMA Capital Partners, Ltd. provides business consulting and financial services to small and mid-cap companies.

KMA Capital Partners, Ltd. is a Florida Limited Partnership in which the Company has a 25% interest.

NOTE C — FIXED ASSETS

Major categories of property and equipment, including their useful lives are as follows at March 31, 2005:

	Cost	Useful Life
Office and Computer Equipment	$15,080	5 - 7 Years

	$15,080
Less Accumulated Depreciation & Amortization	2,422

Net	$12,658

Depreciation expense for the nine months and three months ended March 31, 2005 was $2,165 and $746 respectfully.

NOTE D — STOCK ISSUED FOR SERVICES

During the nine months ended March 31, 2005 and March 31, 2004 the Company issued shares of the Company’s common stock and preferred stock for various professional consulting services. A summary of these activities is as follows:

	2005		2004
	Shares	Amount	Shares	Amount
Professional consulting services	9,747,500	$88,947	4,250,000	$119,000

Total	9,747,500	$88,947	4,250,000	$119,000

The value assigned to the above shares is based on the stocks’ traded market price on or about the date the shares were issued. For the nine months ended March 31, 2005 and 2004, the above amounts are included in professional fees.

NOTE E — STOCK SUBSCRIPTION RECEIVABLE

In June 2001, Ammonia Hold entered into an acquisition agreement with Transatlantic Surety and Bond Co., Ltd. (Surety & Bond), a United Kingdom corporation, for purchase of 30% of its outstanding stock. Terms of the agreement provided for the following, among others:

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

3,000,000 shares at $1.50 per share and 3,000,000 shares at $3.50 per share

The subordinated debenture noted above was from a company affiliated with CALI Holdings, Inc. and bore interest at 6.0%. A portion of the acquired shares were held in escrow pending Surety & Bond performing on the debenture terms. Principal was payable at as follows:

Date	Amount
June 2002	$312,500
June 2003	312,500
June 2004	625,000

$1,250,000

In addition, Surety & Bond had the option after June 2004 to covert the debenture into stock of the affiliated company at the then existing market price.

The option expired on June 30, 2004 and all interest owed on the stock subscription receivable was reversed in 2004.

NOTE F — INCOME TAXES

For the period ended March 31, 2005 and 2004, the following temporary differences give rise to the above deferred tax benefits:

	2005	2004
Unrealized security gains	$1,102,519	$390,000

Total	$1,102,519	$390,000

At March 31, 2005 and 2004 deferred tax assets consist of the following:

	2005	2004
Deferred tax assets	$27,200	$5,115,000
Less valuation allowance	--	(5,115,000)

	$27,200	$--

At March 31, 2005 the Company has approximately $3,932,035 of tax net operating losses available for carryforward through 2023.

NOTE G — COMMITMENTS

The Company leases office and operating facilities under short-term operating leases.

Rent expense for the nine months ended March 31, 2005 and 2004 was $91,532 and $34,099 respectively. Rent expense for the quarter ended March 31, 2005 and 2004 was $21,754 and $20,338 respectively.

NOTE H — NOTES PAYABLE

Notes payable as of March 31, 2005 consisted of the following:

12% secured interest only note payable to an individual with interest of $2,500 payable monthly	$250,000
Note is payable in full on August 10, 2005

8% convertible debentures to Sequoia International, Inc. due no later than September, 2005 convertible to 50% of the closing bid price of the common stock on the date the Company issues
such conversion notice	135,500

11% secured note payable to an individual payable in 12 quarterly installments of $16,666.67
Final installment is due June 1, 2007. Collateralized by Company's 51% interest in Cummings
Financial Services, Inc.	119,858

8% convertible debentures to an individual due no later than September, 2005 convertible to 50%
of the closing bid price of the common stock on the date the Company issues such conversion notice	109,000

8% convertible debentures to Sequoia International, Inc. due no later than October, 2005 convertible to 50% of the closing bid price of the common stock on the date the Company issues
such conversion notice	75,000

8% convertible debentures to Javelin Advisory Group, Inc. due no later than July, 2005 convertible to 50% of the closing bid price of the common stock on the date the Company issues
such conversion notice	7,000

Total	$696,358
Less Current Portion	623,686

$ 72,672

At March 31, 2005, the future maturities of notes payable are as follows:

March 31,	Amount
2006	$623,686
2007	56,764
2008	15,908

$696,358

The Company paid $52,747 and $13,958 of interest expense for the nine months and quarter ended March 31, 2005.

NOTE I – STOCKHOLDERS EQUITY

As of March 31, 2005 the authorized capital of the company is 2,000,000,000 shares of common voting stock par value $.001 per share. The Company also has authorized 10,000,000 shares and has issued and outstanding 3,725,000 shares of Class A, no par, preferred stock. The Class A preferred stock has conversion rights to the Company’s common voting stock of 4-1. The Company has authorized but not issued 10,000,000 shares of Class B, no par, preferred stock. The Company has authorized and issued 10,000,000 shares of convertible Class C, .001 per share, preferred stock. The Class C preferred stock has conversion rights to the Company’s common voting stock of 1-1. If at any time or time to time, there is a capital reorganization of the common stock (reverse split, forward split, etc.) the number of Class C preferred stock authorized, issued and outstanding, and the number of shares of common stock into which such Class C preferred shall not be entitled to vote such shares (except as otherwise expressly provided herein or as required by law, voting together with the common stock as a single class), but shall be entitled to notice of any stockholders’ meeting in accordance with the Company’s bylaws. In lieu of voting rights, the holders of Class C preferred, voting as a class shall be entitled to elect two of the Board of Directors at each meeting.

The Company has authorized but not issued 10,000,000 shares of Class D, no par, preferred stock. As of the date of this report no preferred shares have been converted to common stock.

NOTE J — CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash.

The Company maintains its cash accounts with financial institutions located in Florida. Federal Deposit Insurance Corporation (FDIC) guarantees the Company’s deposits in financial institutions up to $100,000 per account.

The Company’s deposits with financial institutions that exceeded federally insured guarantees amounted to $0 and $0 as of March 31, 2005 and 2004, respectively. Historically, the Company has not experienced any losses on its deposits in excess of federally insured guarantees.

NOTE K – SUBSEQUENT EVENTS

On April 8, 2005 the Company announced a 100-1 reverse split of its common shares. On the same day NASD changed the Company’s symbol from TSBI.OB to CALI.OB.

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

Item 10. Exhibits and Reports on Form 10-Q

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

Company Financial Statements March 31, 2005

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALI HOLDINGS, INC. By: /s/ James V. Sadrianna James V. Sadrianna Chief Financial Officer Dated: May 5, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

CALI HOLDINGS, INC.

By: /s/ James E. Jenkins
James E. Jenkins
President, CEO and Director
Dated: May 5, 2005

CALI HOLDINGS, INC.

By: /s/ James V. Sadrianna
James V. Sadrianna
Chief Financial Officer
Dated: May 5, 2005