Form 10-K
period 2005-06-30
CALI HOLDINGS INC
filed 2005-09-26
CIK 1019852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Fiscal Year Ended June 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of The SecuritiesExchange Act of 1934

Commission File Number 333-29903

CALI HOLDINGS, INC.
Exact Name of Registrant Specified in Charter

Utah	333-229903	30-0123229
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

7658 Municipal Dr. Orlando, Florida 32819
(Address of Principal Executive Offices) (Zip Code)

(407)-649-8325
Registrant’s telephone number, including area code:

TS&B Holdings Inc.
7380 Sand Lake Rd., Orlando Florida, 32819
(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

State the issuer’s revenues for its most recent fiscal year - $208,488

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days was $454,157 (Based on bid price of $.008 and ask price of $.009 on June 30, 2005 and 53,430,283 shares held by non affliates.)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class Common Stock, Par Value	Outstanding as of September 18th, 2005 432,030,283
$.001 per share

DOCUMENTS INCORPORATED BY REFERENCE
NONE

Transitional Small Business Disclosure Format. Yes ☐ No ☒

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

On April 8, 2005 the Company changed its name from TS&B Holdings, Inc. to CALI Holdings, Inc. (the Company).

CALI Holdings, Inc. provides equity and long-term debt financing to small and medium-sized private companies in a variety of industries throughout the United States. The company’s investment objective is to achieve long-term capital appreciation in the value of its investments and to provide current income primarily from interest, dividends and fees paid by its portfolio companies.

Portfolio Investments

The Company has investments in 6 controlled (portfolio) companies as of June 30, 2005.

1. Buehler Earth & Waterworks, LLC

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

Buehler Earth and Waterworks, LLC is a Florida Limited Liability Company in which the Company has a 51% interest.

Buehler Earth and Waterworks, LLC owns 100% of BEW Landscape and Irrigation, LLC a Florida Limited Liability Company. BEW Landscape and Irrigation provides plants and irrigation services on a wholesale and retail basis to various customers throughout Florida.

On March 21, 2005 Buehler Earth & Waterworks, LLC sold its 75% interest in Advance Pool Technologies, Inc. to the other 25% investor for $155,880.

On September 21, 2005, the company sold its 51% interest in Buehler Earth and Waterworks, LLC for $110,000 to Buehler’s managing member.

2. Sports Nation, Inc.

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

3. TSB Financial Services, Inc.

TSB Financial Services, Inc. obtains financing for various commercial real estate transactions through strategic relationships with outside funding sources and provides professional consulting services to portfolio companies of Cali Holdings, Inc. and other outside companies. TSB Financial Services, Inc. serves customers nationally from its headquarters in Orlando, Florida.

TSB Financial Services, Inc. is a Florida Corporation, which is owned 100% by the Company.

4. Wellstone Acquisition Corporation

Wellstone Acquisition Corporation is a non-reporting Securities & Exchange Commission registrant. This Company had no business activity for the year ended June 30, 2005 and June 30, 2004.

Wellstone Acquisition Corporation is a Delaware corporation that is owned 66% by the Company.

5. TS&B Gaming and Entertainment Corporation

TS&B Gaming and Entertainment Corporation was formed on March 18, 2004 to invest in gaming, entertainment and other such ventures. TS&B Gaming and Entertainment had no business activity through June 30, 2005.

TS&B Gaming & Entertainment Corporation is a Florida corporation that is 100% owned by the Company.

6. TS&B Ventures, Inc.

TS&B Ventures, Inc. was formed on April 16, 2004 to seek private investment into the Company’s various portfolio companies. TS&B Ventures, Inc. had no business activity through June 30, 2005.

TS&B Ventures, Inc. is a Florida corporation that is 100% owned by the Company.

Other Investments

The Company has investments in three other companies as of June 30, 2005.

1. Gulf Coast Records, LLC

Gulf Coast Records, LLC, a Florida Limited Liability Company, is an independent record label. Currently, Gulf Coast Records is developing recording artist Glenn Cummings. Gulf Coast Records has released Glenn Cummings debut single and album entitled “BIG” and second hit single “Good Old Days.”

The Gulf Coast Records team includes Bryan Switzer, former manager of a major record label and H.L. Voelker who acted as production consultant on Glenn's album.

On June 30, 2004 Gulf Coast Records formed Hare Scramble, LLC. Hare Scramble, LLC is a Florida Limited Liability Company involved in music publishing and is 100% owned by Gulf Coast Records, LLC.

On July 27, 2005, Cali Holdings retained a legal firm to assist in filing a selling stockholder registration statement for its to-be-formed portfolio company Gulf Coast Records, Inc and its to-be-wholly-owned subsidiary Gulf Coast Records, LLC. The purpose of the offering is to make Gulf Coast a separate SEC reporting company and to secure a qualification for quotation of its securities on the Over the Counter Bulletin Board.

On July 28, 2005 Gulf Coast Records entered into a joint venture with Brick Agency, LLC which was recently formed by Bryan Switzer. Brick Agency is a stand alone artist management company that will sign Glenn Cummings and other established artists into management contracts.

2. KMA Capital Partners, Ltd.

KMA Capital Partners, Ltd. provides business consulting and financial services to the Company and to small and mid-cap companies.

KMA Capital Partners, Ltd. is a Florida Limited Partnership in which the Company has a 25% limited partnership interest.

3. NEX2U, Inc.

NEX2U is in the multimedia catalog industry. Through the new patent-pending STM(TM) Technology, NEX2U takes existing print catalogs and transforms them into highly interactive, highly profitable direct mail experiences.

CALI Holdings, Inc. owns less than 5% of the outstanding stock of NEX2U.

Dispositions of Investments

On June 30, 2005, the Company sold its 51% interest in Cummings Financial Services, Inc. to a related party for $782,723.

On June 30, 2005, the Company sold its 51% interest in Home Savings Plan, Inc. to a related party for $1,000.

Valuation of Investments

The most significant estimate inherent in the preparation of the Company’s financial statements is the valuation of its investments and the related unrealized appreciation or depreciation.

Upon the Company’s conversion to a business development company, the Company employed independent business valuation experts to value selected portfolio companies. The Board of Directors determined all other portfolio companies and investments at fair market value under a good faith standard. The Company analyzes and values each individual investment on a quarterly basis and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, the Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value.

Investments in Private Companies

The Company provides privately negotiated long-term debt and equity investment capital. The Company provides capital in the form of debt with or without equity features, such as warrants or options, often referred to as mezzanine financing. In certain situations the Company may choose to take a controlling equity position in a company. The Company’s private financing is generally used to fund growth, buyouts and acquisitions and bridge financing.

The Company’s private finance portfolio currently includes investments in a wide variety of industries including commercial site construction, wholesale and retail plant sales, a record company, publishing company and financial services and sports memorabilia.

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

A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A business development company provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies. To qualify as a business development company, a company must:

•	Have registered a class of its equity securities or have filed a registration statement with the Securities and Exchange Commission pursuant to Section 12 of the Securities and Exchange Act of 1934;

•	Operate for the purpose of investing in securities of certain types of portfolio companies, namely emerging companies and businesses suffering or just recovering from financial distress;

•	Extend significant managerial assistance to such portfolio companies and;

•	Have a majority of “disinterested” directors (as defined in the 1940 Act).

Generally, a business development company must be primarily engaged in the business of furnishing capital and providing managerial expertise to companies that do not have ready access to capital through conventional financial channels. An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company), and that:

•	Does not have a class of securities registered on an exchange or included in the Federal Reserve Board’s over-the-counter margin list; or

•	Is actively controlled by a business development company and has an affiliate of a business development company on its board of directors; or

•	Meets such other criteria as may be established by the Securities and Exchange Commission.

Control under the 1940 Act is presumed to exist where a business development Company beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies such as brokerage firms, insurance companies, investment banking firms and investment companies.

As a business development company, the Company may not acquire any asset other than "qualifying assets" unless, at the time the Company makes the acquisition, the value of its qualifying assets represent at least 70% of the value of its total assets. The principal categories of qualifying assets relevant to our business are:

•	Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

•	Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities;

•
Securities of bankrupt or insolvent companies that were eligible at the time of the business development company’s initial acquisition of their securities but are no longer eligible, provided that the business development company has maintained a substantial portion of its initial investment in those companies; and

•	Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

A business development company is permitted to invest in the securities of public companies and other investments that are not qualifying assets, but those kinds of investments may not exceed 30% of the business development company’s total asset value at the time of the investment.

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

As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. A majority of its directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, the Company is required to provide and maintain a bond issued by a reputable fidelity insurance company to protect it against larceny and embezzlement. Furthermore, as a business development company, the Company is prohibited from protecting any director or officer against any liability to the Company or its shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

The Company maintains a Code of Ethics that establishes procedures for personal investment and restricts certain transactions by its personnel. The Company’s Code of Ethics generally does not permit investment by its employees in securities that may be purchased or held by the Company. The Code of Ethics is filed as an exhibit to this 10K, which will be on file at the SEC.

The Company may not change the nature of its business so as to cease to be, or withdraw its election as, a business development company unless authorized by vote of a "majority of the outstanding voting securities," as defined in the 1940 Act, of its shares. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company's shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company. Since the Company elected to become a business development company, it has not made any substantial change in the nature of its business.

Regulated Investment Company

The Company has not elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986.

Compliance with the Sarbanes-Oxley Act of 2002 and NYSE Corporate Governance Regulations.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders. Many of these requirements will affect the Company. For example:

•	The Company’s chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in its periodic reports;

•	The Company’s periodic reports must disclose conclusions about the effectiveness of its disclosure controls and procedures;

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

Employees

As of June 30, 2005 the Company had five employees.

Risk Factors and Other Considerations

Investing in the Company’s common stock involves a high degree of risk. Careful consideration should be given to the risks described below and all other information contained in this Annual Report, including the financial statements and the related notes and the schedules as exhibits to this Annual Report.

Limited Operating History as a Business Development Company Which May Impair Your Ability to Assess Our Prospects.

Prior to January 2004 the Company had not operated as a business development company under the Investment Company Act of 1940. As a result the Company has limited operating results under this regulatory framework that can demonstrate either its effect on its business or management’s ability to manage the Company under these frameworks. In addition, the Company’s management has no prior experience managing a business development company. The Company cannot assure that management will be able to operate successfully as a business development company.

Because there is generally no established market for which to value its investments, the Company’s board of directors’ determination of the value of its investments may differ materially from the values that a ready market or third party would attribute to these investments.

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

In addition, some smaller businesses have narrower product lines and market shares than their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recovery of, the Company’s investment in such business.

The Lack of Liquidity of the Company’s Privately Held Investments may Adversely Affect Our Business.

Substantially all of the investments the Company expects to acquire in the future will be, subject to restrictions on resale, including in some instances, legal restrictions, or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for the Company to quickly obtain cash equal to the value at which it records its investments if the need arises. This could cause the Company to miss important business opportunities. In addition, if the Company were required to quickly liquidate all or a portion of its portfolio, it may realize significantly less than the value at which it had previously recorded its investments.

If the Industry Sectors in which the Company’s Portfolio is Concentrated Experience Adverse Economic or Business Conditions, Our Operating Results may be Negatively Impacted.

The Company’s customer base is primarily in the Manufacturing and Distribution; Product Marketing and Sales; Construction; Financial Services; and Sports, Entertainment & Gaming; and Management Services industry sectors. These customers can experience adverse business conditions or risks related to their industries. Accordingly, if the Company’s customers suffer due to these adverse business conditions or risks or due to economic slowdowns or downturns in these industry sectors, the Company will be more vulnerable to losses in its portfolio and the operating results may be negatively impacted.

Some of these companies may be unable to obtain financing from public capital markets or from traditional credit sources, such as commercial banks. Accordingly, advances made to these types of customers may entail a higher degree of risk than advances made to customers who are able to utilize traditional credit sources. These conditions may also make it difficult to obtain repayment of loans.

Economic downturns or recessions may impair the Company’s customers’ ability to repay its loans, harm its operating results.

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

The Company’s business of making private equity investments and positioning them for liquidity events also may be affected by current and future market conditions. The absence of an active senior lending environment may slow the amount of private equity investment activity generally. As a result, the pace of the Company’s investment activity may slow. In addition, significant changes in the capital markets could have an effect on the valuations of private companies and on the potential for liquidity events involving such companies. This could affect the amount and timing of gains realized on its investments.

The Company’s Borrowers May Default on Their Payments, Which May Have an Effect on Financial Performance.

Some of these companies may be unable to obtain financing from public capital markets or from traditional credit sources, such as commercial banks. Accordingly, advances made to these types of customers may entail a higher degree of risk than advances made to customers who are able to utilize traditional credit sources. These conditions may also make it difficult for the Company to obtain repayment of its loans. Numerous factors may affect a borrower’s ability to repay its loan; including the failure to meet its business plan, a downturn in its industry, or negative economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any related collateral.

If the Company Fails to Manage Its Growth, its Financial Results Could be Adversely Affected.

The Company has expanded its operations and strategic relationships at a rapid pace. The Company’s growth has placed and continues to place significant strain on its management systems and resources. The Company must continue to refine and expand its marketing capabilities, its management of the investing process, access to financing resources and technology. As the Company grows, it must continue to hire, train, supervise and manage new employees. The Company may not develop sufficient lending and administrative personnel and management and operating systems to manage its expansion effectively. If the Company is unable to manage its growth, operations could be adversely affected and the financial results could be adversely affected.

The Company’s Private Finance Investments May Not Produce Current Returns or Capital Gains.

The Company’s private finance investments are typically structured as debt securities with a relatively high fixed rate of interest and with equity features such as conversion rights, warrants or other options. As a result, the Company’s private finance investments are generally structured to generate interest income from the time they are made and may also produce a realized gain from an accompanying equity feature. The Company cannot be sure that its portfolio will generate a current return or capital gain.

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

Investing in the Company’s Stock Is Highly Speculative and an Investor Could Lose Some or All of the Amount Invested

The value of the Company’s common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or the entire amount invested in its shares. The securities markets frequently experience extreme price and volume fluctuations, which affect market prices for securities of companies generally, and very small capitalization companies in particular. The price of its common stock may be higher or lower than the price paid for shares, depending on many factors, some of which are beyond the Company’s control and may not be directly related to its operating performance. These factors include the following:

•	Price and volume fluctuations in the overall stock market from time to time;

•	Significant volatility in the market price and trading volume of securities of business development companies or other financial service companies;

•	Changes in the regulatory policies or tax guidance with respect to business development companies;

•	Actual or anticipated changes in the earnings or fluctuations of operating results or changes in the experience of securities analysts.

The Company‘s Business Depends on Key Personnel

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

The Company’s Business Plan is dependent upon External Financing which may Expose the Company to Risks Associated with Leverage

The Company will require a substantial amount of cash to operate and grow. The Company may acquire additional capital from the following sources:

Senior Securities. The Company intends to issue debt securities, other evidences and preferred stock, up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits the Company, as a business development company, to issue debt securities and preferred stock, to which it refers collectively as senior securities, in amounts such that the asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. As a result of issuing senior securities, the Company will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of investments will have a greater impact on the value of its common stock to the extent that the Company borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income received on the investments made with such borrowed funds. In addition, the ability to pay dividends or incur additional indebtedness would be restricted if asset coverage is not at least twice the Company’s indebtedness. If the value of the Company’s assets declines, it might be unable to satisfy that test. If this happens, it may be required to liquidate a portion of its loan portfolio and repay a portion of its indebtedness at a time when a sale may be disadvantageous. Furthermore, any amounts that the Company uses to service its indebtedness will not be available for distributions to stockholders.

Common Stock. Because the Company is limited in its ability to issue debt for the reasons given above, the Company is dependent on the issuance of equity as a financing source. If the Company raises additional funds by issuing more common stock or debt securities convertible into or exchangeable for our common stock, the percentage ownership of its stockholders at the time of the issuance would decrease and they may experience dilution. In addition, any convertible or exchangeable securities issued in the future may have rights, preferences and privileges more favorable than those of the Company’s common stock.

Securitization. In addition to issuing securities to raise capital as described above, the Company anticipates that in the future it will securitize loans to generate cash for funding new investments. An inability to successfully securitize the Company’s loan portfolio could limit its ability to grow the business, fully execute the business strategy and impact its profitability. Moreover, successful securitization of the Company’s loan portfolio might expose it to losses as the loans in which it does not plan to sell interests will be those that are riskier and more apt to generate losses.

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

Acts of God, Hurricane, Flood, etc May Affect Operations and Subject the Company To Risk of Damage or Loss.

The Company and its portfolio companies could be subject to acts of God, hurricane, fire, flood or other disaster, condition or event that adversely affects the Company or its portfolio companies or their ability to do business and could result in a loss of sales and revenue and impair operating results.

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

	HIGH	LOW
2005 Quarter Ended
March 31st	.02	.004
June 30th	.25	.007
2004 Quarter Ended
March 31st	.05	.01
June 30th	.01	.01
September 30th	.10	.07
December 31st	.07	.001
2003 Quarter Ended
March 31st	.03	.01
June 30th	.02	.01
September 30th	.02	.01
December 31st	.03	.01

On August 4, 2004, the Company’s Board of Directors approved a 40 - 1 reverse split of the Company’s common stock and April 8, 2005, the Board of Directors approved a 100 - 1 reverse split of the Company’s common stock.

As of June 30, 2005 the authorized capital of the company is 2,000,000,000 shares of common voting stock par value $.001 per share. The Company also has authorized 10,000,000 shares and has issued and outstanding 3,725,000 shares of Class A, no par, preferred stock. The Class A preferred stock has conversion rights to the Company’s common voting stock of 4-1. As of the date of this report no preferred shares have been converted to common stock. The Company has authorized but not issued an additional 10,000,000 shares of Class B, no par, preferred stock. The Company has authorized and issued an additional 10,000,000 shares of convertible Class C, .001 per share preferred stock. The Class C preferred stock has conversion rights to the Company’s common voting stock of 1-1. The Company has authorized but not issued an additional 10,000,000 shares of Class D, no par, preferred stock.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the Company’s “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and the Financial Statements and notes thereto. As discussed in Note A to the Financial Statements, the Company converted to a Business Development Company effective January 5, 2004. The results of operations for the year ended June 30, 2005 are divided into two periods, the “Post Conversion as a Business Development Company period” and “Pre-Conversion prior to becoming a Business Development Company” period. Different accounting principles are used in the preparation of financial statements of a business development company under the Investment Company Act of 1940 and, as a result, the financial results for periods prior to January 1, 2004 are not comparable to the period commencing on January 1, 2004 and are not expected to be representative of its financial results in the future.

	Year Ended	Year Ended
	06/30/05	06/30/04

Total Assets	$3,010,660	$2,947,274
Total Liabilities	577,889	503,328
Total Stockholders' Equity (Deficit)	2,432,771	2,443,946
Revenue	208,488	45,000
Net Unrealized Appreciation (Depreciation)	(529,371)	1,368,543
Net Income (Loss)	(1,345,381)	(18,962)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

Forward Looking Statements

This Form 10-K including the Management’s Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements that involve substantial risk and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about the Company’s industry, beliefs, and assumptions. Such forward-looking statements involve risks and uncertainties that could cause risks or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include without limitation statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond the Company’s control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

•	The state of securities markets in which the securities of the Company’s portfolio company trade or could be traded;

•	The liquidity within the national financial markets;

•	Economic downturns or recessions may impair the Company’s customers’ ability to repay its loans and increase its non-performing assets;

•	A contraction of available credit and/or inability to access the equity markets could impair its lending and investment activities;

•	The risks associated with the possible disruption in the Company’s operations due to terrorism; and

•	The risks and uncertainties described under the caption “Risk Factors and Other Considerations” contained in Part I, Item I, which is incorporated herein by reference.

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

Overview

The Financial Statements do not show a consolidation of subsidiaries as did prior year end financial statements. The company started reporting non-consolidated financial statements in the third quarter of 2005.

CALI Holdings, Inc. is a financial service company providing financing and advisory services to small and medium-sized companies throughout the United States. Effective January 5, 2004 the Company shareholders approved the proposal to allow the Company to convert to a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).

The Company’s investments in portfolio companies typically range from $100,000 to $1,000,000. The Company invests either directly in the equity of a company through equity shares or through a debt instrument. The Company’s debt instruments usually do not have a maturity of more than five years. Interest is either currently paid or deferred.

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

Critical Accounting Policies and Estimates

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America for investment companies. For a summary of all of its significant accounting policies, including the critical accounting policies, see Note A to the consolidated financial statements in Item 8.

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

Valuation of Investments

At June 30, 2005 35.75% of the Company’s total assets represented investments recorded at fair value. Value as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in its portfolio, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and consistent valuation process. Because of the inherent uncertainty in determining the fair value of investments that do not have a readily ascertainable market value, the fair value of its investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Initially, the fair value of each such portfolio investment is based upon original cost. There is no single standard for determining fair value in good faith. As a result, determining fair value requires the judgment be applied to the specific facts and circumstances of each portfolio investment. The Board of Directors considers fair value to be the amount which the Company may reasonably expect to receive for portfolio securities when sold on the valuation date. The Company analyzes and values each individual investment on a quarterly basis, and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, the Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, the Company’s equity security has also appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation the fair value of the Company’s investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the favorable or unfavorable differences could be material.

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

Another key factor used in valuation of the equity investments is recent arms-length equity transactions entered into by the investment company that the Company utilizes to form a basis for its underlying value. Many times the terms of these equity transactions may not be identical to those of the Company and the impact on these variations as it relates to market value may be impossible to quantify.

Any changes in estimated fair value are recorded in the statements of operations as “Net increase (decrease) in unrealized appreciation  (depreciation).”

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

Financial Condition

The Company’s assets increased by $63,386 or 2.15% to $3,010,660 from the prior year.

The Company’s financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small and medium-sized companies. These businesses tend to be thinly capitalized, small companies that may lack experienced management. The following summarizes the Company’s investment portfolio as of June 30, 2005.

June 30, 2005

Investment at Cost	$419,072

Unrealized (depreciation) appreciation, net	657,328

Investment at fair value	$1,076,400

During the Company’s fiscal year, the Company valued its equity and investment holdings in accordance with the established valuation policies (see “Valuation of Investments and Equity Holdings”) above.

The cash and cash equivalents approximated 1.03% of net assets as of June 30, 2005.

Results of Operations

The results of operations for the year ended June 30, 2005 reflect the Company’s results as a business development company under the Investment Company Act of 1940. The results of operations prior to January 1, 2004 reflect the Company’s results of operations prior to operating as a business development company under the Investment Company Act of 1940. The principal difference between these two reporting periods relate to accounting for investments. See Note A to the Financial Statements. In addition, certain prior year items have been reclassified to conform to the current year presentation as a business development company.

Dividends and Interest

Dividends and interest income on investments for the years ended June 30, 2005 and June 30, 2004 was $72,895 and $62,363 respectively. The increase in interest and dividends was primarily due to the sources of income shifting from a transactional base business to the Company receiving interest income from its portfolio companies.

Management Fees

Management fees for the years ended June 30, 2005 and June 30, 2004 was $180,000 and $45,000 respectively. The management fees were due to services rendered to Buehler Earth and Waterworks, LLC, Gulf Coast Records, LLC and Cummings Financial Services, Inc.

Operating Expenses

Total operating expenses for the years ended June 30, 2005 and June 30, 2004 was $1,349,339 and $1,242,752. A significant component of total operating expenses was general and administrative expenses of $972,760 and $382,527 for the years ending June 30, 2005 and 2004, respectively. The increase in general and administrative expenses is primarily due to the Company operating as a BDC beginning in January 2004. The expenses increased as needed to investigate and complete due diligence on potential portfolio companies. A second component of total operating expenses was professional fees of $373,712 for the year ended June 30, 2005 and $859,806 for the year ended June 30, 2004. The decrease in professional fees is primarily due to the Company using employees rather than outside consultants to complete due diligence on potential portfolio companies.

Liquidity and Capital Resources

At June 30, 2005 and June 30, 2004, the Company had $31,034 and $431,746 respectively in cash and cash equivalents. The Company’s objective is to have sufficient cash on hand to cover current funding requirements and operations.

The Company expects its cash on hand and cash generated from operations to be adequate to meet its cash needs at its current level of operations, including the next twelve months. The Company generally funds new investments using cash on hand and equity financing and outside investments.

Private Portfolio Company Investments

The following is a list of the private companies in which the Company had an investment in and the cost and fair market value of such securities at June 30, 2005:

Name of Company	Cost	FMV

Sports Nation	$25,000	$46,000

Buehler Earth & Waterworks, LLC	203,493	100,000

Gulf Coast Records, LLC	173,868	575,000

TSB Financial Services, Inc.	-	250,000

Wellstone Acquisition Corporation	632	75,000

KMA Capital Partners, Ltd.	-	-

TS & B Gaming & Entertainment Corporation	79	1,000

TS & B Ventures, Inc.	-	600

NEX2U	16,000	28,800

Total	$419,072	$1,076,400

Recent Developments

On September 21, 2005, the company sold its 51% interest in Buehler Earth and Waterworks, LLC for $110,000 to Buehler’s managing member.

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

At times a portion of the Company’s portfolio may include marketable securities traded in the over-the-counter market. In addition, there may be a portion of the Company’s portfolio for which no regular trading market exists. In order to realize the full value of a security, the market must trade in an orderly fashion or a willing purchaser must be available when a sale is to be made. Should an economic or other event occur that would not allow the markets to trade in an orderly fashion the Company may not be able to realize the fair value of its marketable investments or other investments in a timely manner.

As of June 30, 2005, the Company did not have any off-balance sheet investments or hedging investments.

Impact of Inflation

The Company does not believe that its business is materially affected by inflation, other than the impact inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuation to underlying earnings all of which will influence the value of the Company’s investments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Cali Holdings, Inc. (F/K/A TS&B Holdings, Inc.)
Orlando, Florida

We have audited the balance sheets of Cali Holdings, Inc. (F/K/A TS&B Holdings, Inc.) as of June 30, 2005 and 2004, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cali Holdings, Inc. as of June 30, 2005 and 2004, and the results of operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/Baumann, Raymondo & Company PA
Baumann, Raymondo & Company PA
Tampa, Florida
September 8, 2005, except for Note L, as to which the date is September 21, 2005

CALI HOLDINGS, INC.
(F/K/A - TS&B HOLDINGS, INC.)
BALANCE SHEETS

JUNE 30, 2005 AND 2004

ASSETS	06/30/05	06/30/04

Cash	$31,034	$431,746
Investments, at fair value	1,076,400	1,832,600
Accounts receivable	3,692	-
Other assets	254,207	45,000
Fixed assets, net of accumulated depreciation	9,658	7,945
Goodwill	489,000	489,000
Notes receivable	1,141,097	103,783
Deferred income taxes	-	27,200
Security deposit	5,572	10,000
TOTAL ASSETS	$3,010,660	$2,947,274

LIABILITIES AND STOCKHOLDERS' (DEFICIT)EQUITY

LIABILITIES
Accounts payable and accrued expenses	$77,989	$100,804
Notes payable	499,900	300,000
Deferred income taxes	-	102,524
TOTAL LIABILITIES	577,889	503,328

STOCKHOLDERS' EQUITY
Class A - Preferred stock, no par value, 10,000,000 shares
authorized, 3,725,000 issued and outstanding	-	-
Class B - Preferred stock, no par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Class C - Convertible Preferred stock, $.001 par value,
10,000,000 shares issued and outstanding	10,000	-
Class D - Preferred stock, no par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 2,000,000,000 shares
authorized 53,430,283 and 121,330 issued
and outstanding	53,430	121
Additional paid-in capital	17,262,963	15,992,006
Stock subscription receivable	(4,760)	(4,700)
Accumulated deficit	(14,888,862)	(13,543,481)
TOTAL STOCKHOLDERS' EQUITY	2,432,771	2,443,946

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,010,660	$2,947,274

CALI HOLDINGS, INC.
(F/K/A - TS&B HOLDINGS, INC.)
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

	6/30/2005	6/30/2004

REVENUES	$208,488	$45,000

OPERATING EXPENSES
Depreciation and amortization	2,867	418
Professional fees	373,712	859,806
General and administrative	972,760	382,527
	1,349,339	1,242,751
NET OPERATING (LOSS)	(1,140,851)	(1,197,751)

NET UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS	(529,371)	1,368,543

OTHER INCOME (EXPENSE)
Interest Income	72,895	62,363
Interest Expense	(70,996)	(5,955)
Realized gain on sale of investment	256,436	-
Other	66,506	(170,838)
	324,841	(114,430)

INCOME (LOSS) BEFORE INCOME TAX	(1,345,381)	56,362

DEFERRED INCOME TAX (EXPENSE)	-	(75,324)

NET (LOSS)	$(1,345,381)	$(18,962)

NET (LOSS) PER SHARE BASIC AND FULLY DILUTED	$(0.352)	$(0.53)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	3,820,129	35,953

CALI HOLDINGS, INC.
(F/K/A - TS&B HOLDINGS, INC.)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

					Additional	Stock	Accumulated
	Preferred Stock		Common Stock		paid-in	Subscription	Income
	Shares	Par Value	Shares	Par Value	capital	receivable	(Deficit)	Total

BALANCE
JUNE 30, 2003	-	$-	53,260,000	$53,260	$14,487,595	$(1,250,000)	$(13,524,518)	$(233,663)

STOCK ISSUED FOR
PROFESSIONAL
SERVICES	-	-	42,937,000	42,937	480,655	-	-	523,592

STOCK ISSUED FOR
CASH	-	-	333,372,000	333,372	846,308	(4,700)	-	1,174,980

STOCK ISSUED FOR
ACQUISITIONS	-	-	37,000,000	37,000	532,000	-	-	569,000

STOCK ISSUED FOR
DEBT CONVERSIONS	-	-	18,750,000	18,750	410,250	-	-	429,000

EXPIRATION OF OPTION	-	-	-		(1,250,000)	1,250,000	-	-

40-1 REVERSE STOCK
SPLIT	-	-	(473,185,733)	(473,186)	473,186	-	-	-

100-1 REVERSE STOCK			-	-
SPLIT			(12,011,937)	(12,012)	12,012			-

NET INCOME	-	-	-	-	-	-	(18,963)	(18,963)

BALANCE JUNE 30, 2004	-	-	121,330	121	15,992,006	(4,700)	(13,543,481)	2,443,946

STOCK ISSUED FOR
PROFESSIONAL
SERVICES	10,000,000	10,000	97,375	97	88,850	-	-	98,947

STOCK ISSUED FOR
CASH	-	-	53,211,578	53,212	1,182,107	(60)	-	1,235,259

NET INCOME	-	-	-	-	-	-	(1,345,381)	(1,345,381)

BALANCE						-
JUNE 30, 2005	10,000,000	$10,000	53,430,283	$53,430	$17,262,963	$(4,760)	$(14,888,862)	$2,432,771

CALI HOLDINGS, INC.
(F/K/A - TS&B HOLDINGS, INC.)
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDING JUNE 30, 2005 AND 2004

CASH FLOWS FROM OPERATING ACTIVITIES:	6/30/2005	6/30/2004

NET INCOME (LOSS)	$(1,345,381)	$(18,962)
RECONCILIATION OF NET INCOME (LOSS) TO CASH FLOWS
(USED IN) PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	2,867	418
Stock issued for services	98,947	523,592
Unrealized depreciation on investments	529,371	(1,368,543)
Gain on sale of investments	(256,436)	-
Bad debt expense	33,643	80,000
Increase (decrease) in deferred tax	(75,324)	75,324
(Increase) in goodwill	-	(489,000)
(Increase) in advances to officers/stockholders	-	(144,869)
(Increase) decrease in receivables	(3,692)	7,000
Decrease in acquisition deposit	-	40,500
Increase (decrease) in stock subscription receivable	(60)	1,245,300
(Increase) decrease in deposits	4,428	(10,000)
(Increase) decrease in other assets	(209,207)	108,082
(Decrease) in accounts payable and accrued expenses	(22,816)	(76,749)

CASH FLOWS (USED IN) OPERATING ACTIVITIES	(1,243,660)	(27,907)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in notes receivable	(924,316)	(183,783)
Disposition of property and equipment	5,352	-
Purchase of property and equipment	(9,932)	(8,363)
Purchase of investments	(46,100)	(463,957)
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	(974,996)	(656,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	682,623	200,000
Payment of notes payable to related parties	(100,000)	(50,000)
Issuance of common stock	1,235,321	927,680
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,817,944	1,077,680

NET INCREASE IN CASH	(400,712)	393,670

CASH, BEGINNING OF THE PERIOD	431,746	38,076

CASH, END OF THE PERIOD	$31,034	$431,746

Supplementary Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$42,359	$5,995

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Activities

CALI Holdings, Inc. (the “Company”) was incorporated in the state of Utah in 1980. The company was formerly known as TS&B Holdings, Inc. On April 8, 2005 the Company changed its name from TS&B Holdings, Inc. to CALI Holdings, Inc.

On January 5, 2004 the Company’s shareholders consented to the proposal to allow the Company to adopt business development company ("BDC") status under the Investment Company Act of 1940 ("1940 Act"). A BDC is a specialized type of Investment Company under the 1940 Act. A BDC may primarily be engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels; such companies are termed "eligible portfolio companies". The Company as a BDC, may invest in other securities, however such investments may not exceed 30% of the Company's total asset value at the time of such investment. The Company filed its BDC election with the SEC (Form N-54A) on January 13, 2004.

CALI Holdings, Inc. provides equity and long-term debt financing to small and medium--sized private companies in a variety of industries throughout the United States. The Company’s investment objective is to achieve long-term capital appreciation in the value of its investments and to provide current income primarily from interest, dividends and fees paid by its portfolio companies.

Basis of Presentation

The results of operations for the years ended June 30, 2005 and June 30, 2004 are divided into two periods, the “Post Conversion as a Business Development Company" period and “Pre-Conversion prior to becoming a Business Development Company” period. Different accounting principles are used in the preparation of financial statements of a business development company under the Investment Company Act of 1940 and, as a result, the financial results for periods prior to January 1, 2004 are not comparable to the period commencing on January 1, 2004 and are not expected to be representative of its financial results in the future. By becoming a BDC, the Company has effected a change in accounting principle and no longer consolidates its investments in portfolio companies in accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Act of 1934 in which a BDC does not consolidate portfolio company investments, including those in which it has a controlling interest.

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

For certain investment companies, the Company provides management services and recognizes an agreed upon fixed monthly fee and expenses.

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

Net (Loss) Per Common Share

Net (Loss) per common share is computed using the weighted average of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. As discussed further in Note K, any references to amounts per share or weighted average common shares have been restated to reflect the reverse splits during the year.

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

Goodwill and Other Intangibles

The Company records Goodwill in accordance with Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets. Intangible assets such as goodwill are not amortized; instead the Company reviews goodwill not less than annually to see if it has been impaired. If an impairment occurs, it will be recorded as an expense in that period. During the years ending June 30, 2005 and 2004, no adjustments for impairment to goodwill have been made.

NOTE B - INVESTMENTS

Valuation of Investments

The most significant estimate inherent in the preparation of the Company's financial statements is the valuation of its investment and the related unrealized appreciation or depreciation.

Upon conversion to a BDC, the Company engaged independent business valuation experts to value selected portfolio companies, which had significant activity in the Company’s first year as a BDC. The Board of Directors states all other portfolio companies and investments at fair market value as determined under a good faith standard. The Company analyzes the investments on a regular basis and records unrealized gains or losses if and when an investment significantly gains or loses market value as determined by a good faith standard.

The Company has investments in 6 controlled (portfolio) corporations as of June 30, 2005.

Buehler Earth & Waterworks, LLC.

Buehler Earth & Waterworks, LLC specializes in site development and infrastructure construction including, but not limited to, clearing, earthwork, utility construction, storm drainage, curbs, sidewalks, roadwork including sub-base, base and asphalt placement.

Buehler Earth & Waterworks, LLC mission is to provide a full line of site construction and related services to the land/site development industry (public/private) utilizing a team approach to deliver the highest in quality work seeking expeditious performance without compromising either cost efficiency or good safety practices.

Buehler Earth & Waterworks, LLC. has a 100% interest in BEW Landscape & Irrigation, LLC. BEW Landscape & Irrigation, LLC. provides plants and irrigation to wholesale and retail distribution outlets.

On March 21, 2005 Buehler Earth & Waterworks, LLC sold its 75% interest in Advance Pool Technologies, Inc. to the other 25% investor for $155,880.

Buehler Earth & Waterworks, LLC is a Florida Limited Liability Company in which the Company has a 51% interest. In addition, the Company receives an ongoing monthly management fee in the amount of $5,000.

On September 21, 2005, the company sold its 51% interest in Buehler Earth and Waterworks, LLC for $110,000 to Buehler’s managing member.

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

TSB Financial Services, Inc.

TSB Financial Services, Inc. obtains financing for various commercial real estate transactions through strategic relationships with outside funding sources and provides professional consulting services to portfolio companies of Cali Holdings, Inc. and other outside companies. TSB Financial Services, Inc. serves customers nationally from its headquarters in Orlando, Florida.

TSB Financial Services, Inc. is a Florida Corporation, which is owned 100% by the Company.

TS&B Gaming & Entertainment Corporation

TS&B Gaming & Entertainment Corporation was formed on March 18, 2004 to invest in gaming, hotels and other ventures. TS&B Gaming & Entertainment Corporation has had minimal business activity through June 30, 2005.

TS&B Gaming & Entertainment Corporation is a Florida corporation that is 100% owned by the Company.

TS & B Ventures, Inc.

TS & B Ventures, Inc. was formed in April, 2004 to raise money from the private equity market. TS & B Ventures, Inc. has had minimal business activity through June 30, 2005.

TS & B Ventures, Inc. is a Florida corporation that is 100% owned by the Company.

Wellstone Acquisition Corporation

Wellstone Acquisition Corporation is a non-reporting Securities and Exchange Commission registrant. Wellstone Acquisition had no business activity for the year ending June 30, 2005.

Wellstone Acquisition Corporation is a Delaware corporation that is owned 66 2/3% by the Company.

Other Investments

The Company has investments in three other companies as of June 30, 2005.

Gulf Coast Records, LLC

Gulf Coast Records, LLC is an independent record label for recording artist Glenn Cummings. Glenn Cummings has released his debut CD “BIG” and his second single entitled “Good Old Days”.

Gulf Coast Records, LLC is a Florida Limited Liability Company in which the Company has a 49% limited partnership interest. In addition, the Company receives an ongoing monthly management fee in the amount of $5,000.

The Gulf Coast Records team includes Bryan Switzer, former manager of a major record label and H.L. Voelker who acted as production consultant on Glenn's album.

On June 30, 2004 Gulf Coast Records formed Hare Scramble, LLC. Hare Scramble, LLC is a Florida Limited Liability Company involved in music publishing and is 100% owned by Gulf Coast Records, LLC.

On July 27, 2005, Cali Holdings retained a legal firm to assist in filing a selling stockholder registration statement for its to-be-formed portfolio company Gulf Coast Records, Inc and its to-be-wholly-owned subsidiary Gulf Coast Records, LLC. The purpose of the offering is to make Gulf Coast a separate SEC reporting company and to secure a qualification for quotation of its securities on the Over the Counter Bulletin Board.

On July 28, 2005 Gulf Coast Records entered into a joint venture with Brick Agency, LLC which was recently formed by Bryan Switzer. Brick Agency is a stand alone artist management company that will sign Glenn Cummings and other established artists to management contracts.

KMA Capital Partners, Ltd.

KMA Capital Partners, Ltd. provides business consulting and financial services to small and mid-cap companies.

KMA Capital Partners, Ltd. is a Florida Limited Partnership in which the Company has a 25% interest.

NEX2U, Inc.

NEX2U is in the multimedia catalog industry. Through the new patent-pending STM(TM) Technology, NEX2U takes existing print catalogs and transforms them into highly interactive, highly profitable direct mail experiences.

CALI Holdings, Inc. owns less than 5% of the outstanding stock of NEX2U, Inc.

Dispositions of Investments

During the year ended June 30, 2005, the Company sold two of its investments to a related party.
1.	Cummings Financial Services, Inc. - The Company sold its 51% interest in Cummings Financial Services on June 30, 2005 for $782,723.

2.	Home Savings Plan, Inc. - The Company sold its 51% interest in Home Savings Plan, Inc. for $1,000.

NOTE C - FIXED ASSETS

The Company owns computer and office equipment with useful lives ranging from 5 - 7 years.
Depreciation expense for the years ended June 30, 2005 and June 30, 2004 was $2,867 and $418 respectfully.

NOTE D - STOCK ISSUED FOR SERVICES

During the years ended June 30, 2005 and June 30, 2004 the Company issued shares of the Company’s common stock and preferred stock for various professional consulting services. A summary of these activities is as follows:

	2004		2005
	Shares	Amount	Shares	Amount

Consulting Services- Common	10,484	$523,592	97,375	$88,947
Consulting Services- Preferred	-	-	10,000,000	$10,000

(The share totals have been adjusted for the 40:1 reverse split in August 2004 and the 100:1 reverse split in April 2005.)

The value assigned to the above shares is based on the stocks’ traded market price on or about the date the shares were issued. For the years ended June 30, 2005 and 2004, the above amounts are included in professional fees.

NOTE E - UNREALIZED GAINS (LOSSES) ON INVESTMENTS

For the years ended June 30, 2005 and 2004, the Company recognized unrealized gain (loss) of the Company’s investments in the amount of ($529,371) and $1,368,543, respectively.

NOTE F- INCOME TAXES

Net deferred tax liabilities consist of deferred taxes related to unrealized gains on investments at June 30, 2004. The net deferred tax asset consists of deferred taxes related to a receivable allowance at June 30, 2004. There is a deferred tax asset of approximately $1,922,017 due to tax net operating loss carryforwards reduced to zero by a valuation allowance as of June 30, 2005. There are no deferred tax liabilities at June 30, 2005.

Deferred Tax Assets:	6/30/2005	6/30/2004

Receivable Allowance	$-	$27,200
Loss Carryforwards	1,922,017	1,271,327
Less Valuation Allowance	(1,922,017)	(1,271,327)

Net Deferred Tax Assets	$-	$27,200

Deferred Tax Liabilities

Unrealized Gains	$-	$102,524

At June 30, 2005, the Company has approximately $6,310,320 of tax net operating loss carryforwards that expire as follows:

Expiration Date	Amount
2022	$2,350,469
2023	1,581,566
2024	1,486,950
2025	891,335
$6,310,320

NOTE G - COMMITMENTS

The Company leases office and operating facilities under short-term operating leases.

Rent expense for the years ended June 30, 2005 and 2004 was $106,239 and $51,429 respectively.

NOTE H - NOTES PAYABLE

8% convertible debenture to an individual due no later than August 2, 2005 convertible to 50% of the closing bid price of the common stock on the date the Company issues such conversion notice.	$6,300

8% convertible debenture to an individual due no later than August 11, 2005 convertible to 50% of the closing bid price of the common stock on the date the Company issues such conversion notice.	50,000

8% convertible debenture to an individual due no later than August 21, 2005 convertible to 50% of the closing bid price of the common stock on the date the Company issues such conversion notice.	50,000

8% convertible debenture to an individual due no later than May 27, 2006 convertible to 50% of the closing bid price of the common stock on the date the Company issues such conversion notice.	21,000

8% convertible debenture to an individual due no later than May 27, 2006 convertible to 50% of the closing bid price of the common stock on the date the Company issues such conversion notice.	27,350

8% convertible debenture to an individual due no later than June 1, 2006 convertible to 50% of the closing bid price of the common stock on the date the Company issues such conversion notice.	50,950

8% convertible debenture to Sprout Investments, LLC due no later than May 27, 2006 convertible at a price equal to $.005 per share of common stock. In the event the Company’s common stock is trading at $.005 or less, the Company will immediately amend the offering circular for the currently effective 1E registration statement.	88,000

8% convertible debenture to Sequoia International due no later than September 30, 2005 convertible to 50% of the closing bid price of the common stock on the date the Company issues such conversion notice.	20,000

8% convertible debenture to Sequoia International due no later than September 30, 2005 convertible to 50% of the closing bid price of the common stock on the date the Company issues such conversion notice.	85,000

8% convertible debentures to an Sequoia International due no later than September, 2005 convertible to 50% of the closing bid price of the common stock on the date the Company issues such conversion notice	26,300

8% convertible debentures to Sequoia International, Inc. due no later than October 30, 2005 convertible to 50% of the closing bid price of the common stock on the date the Company issues such conversion notice	50,000

8% convertible debentures to Sequoia International, Inc. due no later than October 30, 2005 convertible to 50% of the closing bid price of the common stock on the date the Company issues such conversion notice	25,000
Total	$499,900
Less Current Portion	499,900
$0
The Company incurred $70,996 of interest expense for the year ended June 30, 2005.

NOTE I - STOCKHOLDERS’ EQUITY

As of June 30, 2005 the authorized capital of the company is 2,000,000,000 shares of common voting stock par value $.001 per share.

The Company has authorized 10,000,000 shares of Class A, no par, preferred stock and has issued and outstanding 3,725,000 shares. The Class A preferred stock has conversion rights to the Company’s common voting stock of 4-1.

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

NOTE J - CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash.

The Company maintains its cash accounts with financial institutions located in Florida. Federal Deposit Insurance Corporation (FDIC) guarantees the Company's deposits in financial institutions up to $100,000 per account.

The Company’s deposits with financial institutions that exceeded federally insured guarantees amounted to $0 and $0 as of June 30, 2005 and 2004, respectively. Historically, the Company has not experienced any losses on its deposits in excess of federally insured guarantees.

NOTE K - REVERSE STOCK SPLITS

On August 13, 2004, the Board of Directors authorized a 40 to 1 reverse stock split of the Company’s $.001 par value common stock. As a result of the reverse split, 473,185,733 shares were returned to the Company and additional paid in capital was increased by $473,186. All references in the accompanying financial statements to the number of common shares and per share amounts for 2005 and 2004 have been restated to reflect the reverse stock split.
On April 4, 2005, the Board of Directors authorized a 100 to 1 reverse stock split of the Company’s $.001 par value common stock. As a result of the reverse split, 962,151,879 shares were returned to the Company and additional paid in capital was increased by $962,152. All references to the accompanying financial statements to the number of common shares and per share amounts for 2005 and 2004 have been restated to reflect the reverse stock split.

NOTE L- SUBSEQUENT EVENTS

On September 21, 2005, the company sold its 51% interest in Buehler Earth and Waterworks, LLC for $110,000 to Buehler’s managing member.

Item 9. Control & Procedures

Evaluation of Disclosure Control and Procedures

Management, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the principal executive officer and principal financial officer have concluded that as of such date, the disclosure controls and procedures were designed to ensure that information required to be disclosed by management in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in applicable SEC rules and forms were effective.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal control or in other factors that could significantly affect those controls subsequent to our evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

PART III
Item 10. Exhibits and Reports on Form 10-K

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

Company Financial Statements as of June 30, 2005

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALI HOLDINGS, INC.

Date: September 26, 2005	By:	/s/ Donald M. Stein
Donald M. Stein
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

CALI HOLDINGS, INC.

Date: September 26, 2005	By:	/s/ James E. Jenkins
James E. Jenkins
President, CEO and Director

CALI HOLDINGS, INC.

Date: September 26, 2005	By:	/s/ Donald M. Stein
Donald M. Stein
Chief Financial Officer