Form 10-Q
period 2005-09-30
Sovereign Exploration Associates International, Inc.
filed 2005-11-14
CIK 1019852

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-229903

Sovereign Exploration Associates International, Inc.
(Name of small business issuer in its charter)

Utah	30-0123229
(State or other jurisdiction of incorporation )	(I.R.S. Employer identification No.)

503 Washington Ave, Suite 2d, Newtown PA 18940
(Address and Zip Code of Principal Executive Offices)

Registrant’s Telephone Number: (215)860-1051

Cali Holdings, Inc.
7658 Municipal Dr.
Orlando, FL 32819
(Former Name, Former Address if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (see defined Rule 12b-2 of the Exchange Act).  Yes ☐    No   ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes ☐    No   ☒

The number of shares of the issuers common stock, $0.001 par value, outstanding as of November 10, 2005 was 2,287,896,950.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No  ☐

Item 1. Financial Statements

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
F/K/A CALI HOLDINGS INC.
BALANCE SHEETS
SEPTEMBER 30, 2005 AND JUNE 30, 2005

ASSETS	09/30/05	06/30/05

Cash	$33,397	$31,034
Investments, at fair value	1,112,800	1,076,400
Accounts receivable	25,057	3,692
Other assets	129,372	254,207
Fixed assets, net of accumulated depreciation	9,023	9,658
Goodwill	489,000	489,000
Notes receivable	1,580,437	1,141,097
Security deposit	5,572	5,572
TOTAL ASSETS	$3,384,658	$3,010,660

LIABILITIES AND STOCKHOLDERS' (DEFICIT)EQUITY

LIABILITIES
Accounts payable and accrued expenses	$214,610	$77,989
Notes payable	281,700	499,900
TOTAL LIABILITIES	496,310	577,889

STOCKHOLDERS' EQUITY
Class A - Preferred stock, no par value, 10,000,000 shares
authorized, 3,725,000 issued and outstanding	-	-
Class B - Preferred stock, no par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Class C - Convertible Preferred stock, $.001 par value,
10,000,000 shares issued and outstanding	10,000	10,000
Class D - Preferred stock, no par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 2,000,000,000 shares
authorized; 622,030,283 and 53,430,283 issued; and
472,030,283 and 53,430,283 outstanding respectively	472,030	53,430
Additional paid-in capital	17,377,563	17,262,963
Stock subscription receivable	25,240	(4,760)
Accumulated deficit	(14,996,485)	(14,888,862)
TOTAL STOCKHOLDERS' EQUITY	2,888,348	2,432,771

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,384,658	$3,010,660

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
F/K/A CALI HOLDINGS INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	9/30/2005		9/30/2004

REVENUES		$396,366	$45,000

OPERATING EXPENSES
Depreciation and amortization		615	642
Professional fees		48,746	100,171
General and administrative		206,884	242,828
		256,245	343,641
NET OPERATING INCOME (LOSS)		140,121	(298,641)

NET UNREALIZED DEPRECIATION ON INVESTMENTS		(199,600)	-

OTHER INCOME (EXPENSE)
Interest income		23,515	13,688
Interest expense		(931)	(12,151)
Realized loss on sale of investment		(94,843)	-
Other		24,114	(9,219)
		(48,145)	(7,682)

INCOME (LOSS) BEFORE INCOME TAX		(107,623)	(306,323)

DEFERRED INCOME TAX (EXPENSE)		-	-

NET (LOSS)		$(107,623)	$(306,323)

NET (LOSS) PER SHARE BASIC AND FULLY DILUTED	$	NIL	$(2.34)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		239,140,609	131,010

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
F/K/A CALI HOLDINGS INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
SEPTEMBER 30, 2005 AND JUNE 30, 2005

					Additional	Stock	Accumulated
	Preferred Stock		Common Stock		paid-in	Subscription	Income
	Shares	Par Value	Shares	Par Value	capital	receivable	(Deficit)	Total

BALANCE JUNE 30, 2005	10,000,000	$10,000	53,430,283	$53,430	$17,262,963	$(4,760)	$(14,888,862)	$2,432,771

STOCK ISSUED FOR DEBENTURES	-	-	418,600,000	418,600	114,600	-	-	533,200

STOCK SUBSCRIPTION RECEIVABLE	-	-	-	-	-	30,000	-	30,000

NET LOSS	-	-	-	-	-	-	(107,623)	(107,623)

BALANCE SEMPTEMBER 30, 2005	10,000,000	$10,000	472,030,283	$472,030	$17,377,563	$25,240	$(14,996,485)	$2,888,348

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
F/K/A CALI HOLDINGS INC.
STATEMENT OF CASH FLOWS
SEPTEMBER 30, 2005 AND JUNE 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:	9/30/2005	9/30/2004

NET INCOME (LOSS)	$(107,623)	$(306,323)
RECONCILIATION OF NET INCOME (LOSS) TO CASH FLOWS
(USED IN) PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	615	642
Stock issued for services	-	52,250
Unrealized depreciation on investments	199,600	-
Loss on sale of investments	94,843	-
Loss on disposal of asset	444	-
Bad debt expense	-	5,643
Investments received in lieu of cash	(345,000)	-
(Increase) decrease in receivables	(21,368)	-
(Increase) decrease in other assets	135,292	(45,219)
Increase in accounts payable and accrued expenses	136,623	15,035

CASH FLOWS (USED IN) OPERATING ACTIVITIES	93,426	(277,972)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in notes receivable	(439,339)	(288,305)
Disposition of property and equipment	-	3,215
Purchase of property and equipment	(424)	(9,172)
Sale (purchase) of investments	3,700	(30,000)
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	(436,063)	(324,262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	315,000	100,484
Proceeds from stock subscription	30,000	-
Issuance of common stock	-	146,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	345,000	246,484

NET INCREASE (DECREASE) IN CASH	2,363	(355,750)

CASH, BEGINNING OF THE PERIOD	31,034	431,746

CASH, END OF THE PERIOD	$33,397	$75,996

Supplementary Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$10	$12,151

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Activities

Sovereign Exploration Associates International, Inc. (the “Company”) was incorporated in the state of Utah in 1980. The company was formerly known as CALI Holdings, Inc. On October 26, 2005 the Company changed its name from CALI Holdings, Inc. to Sovereign Exploration Associates International, Inc.

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

The Company provides equity and long-term debt financing to small and medium--sized private companies in a variety of industries throughout the United States. The Company’s investment objective is to achieve long-term capital appreciation in the value of its investments and to provide current income primarily from interest, dividends and fees paid by its portfolio companies.

Basis of Presentation

Different accounting principles are used in the preparation of financial statements of a business development company under the Investment Company Act of 1940 and therefore, the results of operations for the three months ended September 30, 2005 and 2004 are presented using the guidelines outlined under the 1940 Act. By becoming a BDC, the Company has effected a change in accounting principle and no longer consolidates its investments in portfolio companies in accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Act of 1934 in which a BDC does not consolidate portfolio company investments, including those in which it has a controlling interest.

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

Net (Loss) Per Common Share

Net (Loss) per common share is computed using the weighted average of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. As discussed further in Note K, any references to amounts per share or weighted average common shares have been restated to reflect reverse splits.

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

Goodwill and Other Intangibles

The Company records Goodwill in accordance with Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets. Intangible assets such as goodwill are not amortized; instead the Company will review the goodwill not less frequently than annually to see if it has been impaired. If an impairment occurs, it will be recorded as an expense in that period. During the three months ending September 30, 2005 and 2004, no adjustments for impairment to goodwill have been made.

NOTE B - INVESTMENTS

Valuation of Investments

The most significant estimate inherent in the preparation of the Company's financial statements is the valuation of its investments and the related unrealized appreciation or depreciation.

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

The Company has investments in 5 controlled (portfolio) corporations as of September 30, 2005.

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

TSB Financial Services, Inc.

TSB Financial Services, Inc. obtains financing for various commercial real estate transactions through strategic relationships with outside funding sources and provides professional consulting services to portfolio companies of SEAI, Inc. and other outside companies. TSB Financial Services, Inc. serves customers from its headquarters in Orlando, Florida.
TSB Financial Services, Inc. is a Florida Corporation, which is owned 100% by the Company.

TS&B Gaming & Entertainment Corporation

TS&B Gaming & Entertainment Corporation was formed on March 18, 2004 to invest in gaming, hotels and other ventures. TS&B Gaming & Entertainment Corporation has had minimal business activity through September 30, 2005.

TS&B Gaming & Entertainment Corporation is a Florida corporation that is 100% owned by the Company.

TS & B Ventures, Inc.

TS & B Ventures, Inc. was formed in April, 2004 to raise money from the private equity market. TS & B Ventures, Inc. has had minimal business activity through September 30, 2005.

TS & B Ventures, Inc. is a Florida corporation that is 100% owned by the Company.

Wellstone Acquisition Corporation

Wellstone Acquisition Corporation is a non-reporting Securities and Exchange Commission registrant. Wellstone Acquisition had no business activity for the year ending September 30, 2005.

Wellstone Acquisition Corporation is a Delaware corporation that is owned 66 2/3% by the Company.

Other Investments

The Company has investments in three other companies as of September 30, 2005.

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

On July 27, 2005, the Company retained a legal firm to assist in filing a selling stockholder registration statement for its to-be-formed portfolio company Gulf Coast Records, Inc. and its to-be-wholly-owned subsidiary Gulf Coast Records, LLC. The purpose of the offering is to make Gulf Coast a separate SEC reporting company and to secure a qualification for quotation of its securities on the Over the Counter Bulletin Board.

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

The Company owns less than 7% of the outstanding stock of NEX2U, Inc.

Dispositions of Investments

On September 21, 2005, the company sold its 51% interest in Buehler Earth and Waterworks, LLC for $110,000 to Buehler’s managing member.

As referenced in Note L, the company on October 17, 2005 divested all of its portfolio companies at the time of the agreement with Sovereign Exploration Associates International, Inc. with the exception of Gulf Coast Records, LLC which shall be divested upon the filing of Form SB-2.

NOTE C - FIXED ASSETS

The Company owns computer and office equipment with useful lives ranging from 5 - 7 years.
Depreciation expense for the three months ended September 30, 2005 and 2004 was $615 and $642, respectively.

NOTE D - STOCK ISSUED FOR SERVICES

During the three months ended September 30, 2004 the Company issued 12,250 shares of the Company’s common stock for various professional consulting services. The value assigned to the above shares ($52,250) is based on the stocks’ traded market price on or about the date the shares were issued and are included in professional fees.

NOTE E - UNREALIZED GAINS (LOSSES) ON INVESTMENTS

For the three months ended September 30, 2005 and 2004, the Company recognized unrealized loss of the Company’s investments in the amount of $199,600 and $0, respectively.

NOTE F- INCOME TAXES

Net deferred tax liabilities consist of deferred taxes related to unrealized gains on investments at September 30, 2004. The net deferred tax asset consists of deferred taxes related to a receivable allowance at September 30, 2004. There is a deferred tax asset of approximately $2,026,177 due to tax net operating loss carryforwards reduced to zero by a valuation allowance as of September 30, 2005 and no deferred tax liabilities at September 30, 2005.

Deferred Tax Assets:	9/30/2005	9/30/2004

Receivable Allowance	$-	$27,200
Loss Carryforwards	2,026,177	1,577,650
Less Valuation Allowance	(2,026,177)	(1,577,650)

Net Deferred Tax Assets	$-	$27,200

Deferred Tax Liabilities

Unrealized Gains	$-	$102,524

At September 30, 2005, the Company has approximately $6,414,480 of tax net operating loss carryforwards that expire as follows:

Expiration Date	Amount
2022	$2,350,469
2023	1,581,566
2024	1,486,950
2025	995,495
$6,414,480

As discussed in Note L, the Company entered into an exchange agreement with Sovereign Exploration Associates International, Inc. on October 17, 2005. In the exchange, substantial ownership of the company was transferred and according to IRS Regulations, this is a transaction that will eliminate all of the loss carryforwards for income tax purposes.

NOTE G - COMMITMENTS

The Company leases office and operating facilities under short-term operating leases.

Rent expense for the three months ended September 30, 2005 and 2004 was $21,325 and $49,485 respectively.

NOTE H - NOTES PAYABLE

Escrow Agreement with an individual in which the Company has received $95,850 and will in turn disburse 191,700,000 shares into an escrow account at the discretion of the individual. As of September 30, 2005, the shares have not been issued into the escrow account.	$95,850

Escrow Agreement with Sequoia International, Inc. in which the Company has received $166,850 and will in turn disburse 556,166,667 shares into an escrow account at the discretion of Sequoia. As of September 30, 2005, the shares have not been issued into the escrow account.	166,850

8% convertible debenture to an individual due no later than June 1, 2006 convertible to 50% of the closing bid price of the common stock on the date the Company issues such conversion notice.	19,000
Total	281,700
Less Current Portion	(281,700)
$ 0

The Company incurred $931 of interest expense for the three months ended September 30, 2005.

NOTE I - NOTES RECEIVABLE

8% note receivable due from Gulf Coast Records, LLC. There is no repayment schedule.	$817,949

Non-interest bearing note receivable from Buehler Earth and Waterworks due in quarterly installments of $10,000 each quarter beginning January 1, 2006 and due every quarter until January 1, 2009.	110,000

Note Receivable due from KMA Capital Partners, LLC. There is no repayment schedule and interest accrues monthly at 8%.	77,798

5 % note receivable from Krone-Mace, LLC due in quarterly installments beginning September 30, 2005. Amount due each quarter is 50% of the net revenue of Cummings Financial Services, Inc. Net revenue is defined as the gross revenues less all expenses as calculated by Cummings Financial Services, Inc. accountant. All payments are first applied to interest and may be prepaid without penalty. The note is due and payable in full on June 2, 2010.	401,000

Non-interest bearing note receivable from TSB Financial. There is no repayment schedule.	21,899

Non-interest bearing note receivable from TSB Ventures. There is no repayment schedule.	763

Non-interest bearing note receivable from TSB Gaming and Entertainment. There is no repayment schedule.	1,028

5% note receivable from Sovereign Marine Explorations. There is no repayment schedule.	150,000
Total	$1,580,437

NOTE J - STOCKHOLDERS’ EQUITY

As of September 30, 2005 the authorized capital of the company is 2,000,000,000 shares of common voting stock par value $.001 per share.  On September 30, 2005, the Company entered into a Share Purchase and Reserve Agreement with Sprout Investments, LLC in which the Company, in exchange for $30,000, will place 150,000,000 free trading Regulation E shares in reserve for Sprout to receive at a time of their discretion. The Agreement also states that as long as the shares are held in reserve, Sprout shall not be the “beneficial owner” as this term is defined in the SEC Rules and Regulations. No shares had been transferred as of September 30, 2005. The Company recorded this transaction as a stock subscription in the equity section of the balance sheet. In addition, because of this unique transaction the Company as of September 30, 2005 has 622,030,283 shares issued and 472,030,283 shares outstanding. The 150,000,000 shares held in reserve for Sprout are issued but not outstanding.

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

NOTE K - CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash.

The Company maintains its cash accounts with financial institutions located in Florida. Federal Deposit Insurance Corporation (FDIC) guarantees the Company's deposits in financial institutions up to $100,000 per account.

The Company’s deposits with financial institutions that exceeded federally insured guarantees amounted to $0 and $0 as of September 30, 2005 and 2004, respectively. Historically, the Company has not experienced any losses on its deposits in excess of federally insured guarantees.

NOTE L - REVERSE STOCK SPLITS

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

NOTE M - SUBSEQUENT EVENTS

On October 14, 2005, the Company issued the 556,166,667 shares referred to in Note H to Sequoia International, Inc. and therefore, has satisfied the Escrow Agreement with Sequoia International, Inc.

On October 14, 2005, the Company issued the 191,700,000 shares referred to in Note H to an individual and therefore, has satisfied the Escrow Agreement with that individual.

On October 20, 2005 the Company executed and closed a definitive agreement with Sovereign Exploration Associates International, Inc. (SEAI), a marine exploration company headquartered in Pennsylvania. SEAI, a privately held company, was recently formed through the merger of Sea Research, Inc., and Artifact Recovery & Conservation, Inc. The Company decided to strategically focus its business efforts on financing the recovery of shipwrecks that have cargo of historic, archeological and intrinsic value. SEAI brings executive management, skilled recovery teams, equipment and agreements for twelve (12) sites containing over 15 ships of historic, archeological and intrinsic value.

The agreement involved the exchange of SEAI stock for 90% of the stock of Cali Holdings, Inc. and pursuant thereto, SEAI became a wholly-owned subsidiary of the Company. The new management team will be comprised of key individuals from SEAI; Robert Baca and Curtis Sprouse of SEAI will assume the CEO and COO positions effective immediately. Future announcements on the SEAI web site will address current site operations along with artifacts recovered to date and future projects.

The Company had divested all its portfolio companies in existence at the time of execution of the Agreement, with the exception of Gulf Coast Records, LLC (GCR), which shall be divested by the Company upon the filing of a Form SB-2 for GCR. A Form SB-2 is being prepared for GCR, and as part of the closing of this agreement, the Company shall provide to SEAI a full release from any and all liability from GCR or its members. All of the Company’s portfolio companies (active or inactive) are listed in the Company’s Form 10K of June 30, 2005. The Bill of Sale and related documents divest the Company of all said portfolio companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion will assist in the understanding of the Company’s position and results of operations. The information below should be read in conjunction with the financial statements, the Company’s report on Form 10Q and the Company’s recently filed Form 8K describing the October 20, 2005 definitive agreement with Sovereign Exploration Associates International, Inc. (SEAI).

Among other material items, the October 20, 2005 agreement required CALI Holdings, Inc. to divest all its portfolio companies in existence at the time of the execution of the agreement, with the sole exception of Gulf Coast Records, which shall be divested upon the filing of a Form SB-2. The agreement also required a full release from any and all liability from Gulf Coast Records.

The reader of this discussion and related Form 10Q for September 30, 2005 and the recently filed Form 8K should understand that the Portfolio companies, the Senior Management team, and the Board of Directors have all materially changed.

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

The Company is a financial service company providing financing and advisory services to small and medium-sized companies throughout the United States. Effective January 5, 2004 the Company shareholders approved the proposal to allow the Company to convert to a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).

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

On October 26, 2005 the Company changed its name from CALI Holdings, Inc. to Sovereign Exploration Associates International (SEAI), Inc. (the Company).
The Company provides equity and long-term debt financing to small and medium-sized private companies in a variety of industries throughout the United States. The company’s investment objective is to achieve long-term capital appreciation in the value of its investments and to provide current income primarily from interest, dividends and fees paid by its portfolio companies.

Portfolio Investments

The Company has investments in 5 controlled (portfolio) companies as of September 30, 2005.

1. Sports Nation, Inc.

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

2. TSB Financial Services, Inc.

TSB Financial Services, Inc. obtains financing for various commercial real estate transactions through strategic relationships with outside funding sources and provides professional consulting services to portfolio companies and other outside companies. TSB Financial Services, Inc. serves customers nationally from its headquarters in Orlando, Florida.

TSB Financial Services, Inc. is a Florida Corporation, which is owned 100% by the Company.

3. Wellstone Acquisition Corporation

Wellstone Acquisition Corporation is a non-reporting Securities & Exchange Commission registrant. This Company had no business activity for the three months ended September 30, 2005.

Wellstone Acquisition Corporation is a Delaware corporation that is owned 66% by the Company.

4. TS&B Gaming and Entertainment Corporation

TS&B Gaming and Entertainment Corporation was formed on March 18, 2004 to invest in gaming, entertainment and other such ventures. TS&B Gaming and Entertainment had no business activity through September 30, 2005.

TS&B Gaming & Entertainment Corporation is a Florida corporation that is 100% owned by the Company.

5. TS&B Ventures, Inc.

TS&B Ventures, Inc. was formed on April 16, 2004 to seek private investment into the Company’s various portfolio companies. TS&B Ventures, Inc. had no business activity through September 30, 2005.

TS&B Ventures, Inc. is a Florida corporation that is 100% owned by the Company.

Other Investments

The Company has investments in three other companies as of September 30, 2005.

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

On July 27, 2005, the Company retained a legal firm to assist in filing a selling stockholder registration statement for its to-be-formed portfolio company Gulf Coast Records, Inc. and its to-be-wholly-owned subsidiary Gulf Coast Records, LLC. The purpose of the offering is to make Gulf Coast a separate SEC reporting company and to secure a qualification for quotation of its securities on the Over the Counter Bulletin Board.

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

The Company owns less than 7% of the outstanding stock of NEX2U.

Dispositions of Investments

On September 21, 2005, the company sold its 51% interest in Buehler Earth and Waterworks, LLC for $110,000 to Buehler’s managing member.

As referenced in Note L, the company on October 17, 2005 divested all of its portfolio companies at the time of the agreement with Sovereign Exploration Associates International, Inc. with the exception of Gulf Coast Records, LLC which shall be divested upon the filing of Form SB-2.

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

The Company’s private finance portfolio currently includes investments in a variety of industries including record company, publishing company and financial services and sports memorabilia.

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

The Company maintains a Code of Ethics that establishes procedures for personal investment and restricts certain transactions by its personnel. The Company’s Code of Ethics generally does not permit investment by its employees in securities that may be purchased or held by the Company. The Code of Ethics is filed as an exhibit to this 10Q, which will be on file at the SEC.

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

Employees

As of September 30, 2005 the Company had five employees.

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

Under the 1940 Act the Company is required to carry its portfolio investments at market value, or, if there is no readily available market value, at fair value as determined by the board. The Company is not permitted to maintain a general reserve for anticipated loan losses. Instead, the Company is required by the 1940 Act to specifically value each individual investment and to record any unrealized depreciation for any asset that has decreased in value. Since there is typically no public market for the loans and equity securities of the companies in which it invests, the Company’s board will determine the fair value of these loans and equity securities pursuant to its valuation policy. These determinations of fair value may necessarily be somewhat subjective. Accordingly, these values may differ materially from the values that would be determined by a party or placed on the portfolio if there existed a market for our loans and equity securities.

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

Changes in the Law or Regulations That Govern the Company Could Have a Material Impact on its Operations

The Company is regulated by the Securities and Exchange Commission. In addition, changes in the laws or regulations that govern business development companies may significantly affect its business. Any changes in the law or regulations that govern its business could have a material impact on operations. The Company is subject to federal, state and local laws and regulations and is subject to judicial and administrative decisions that affect its operations. If these laws, regulations or decisions change, or if the Company expands its business into jurisdictions that have adopted more stringent requirements than those in which it currently conducts business, the Company may incur significant expenses in order to comply or might restrict operations.

Acts of God, Hurricane, Flood, etc. May Affect Operations and Subject the Company To Risk of Damage or Loss.

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

Overview

The Company is a financial service company providing financing and advisory services to small and medium-sized companies throughout the United States. Effective January 5, 2004 the Company shareholders approved the proposal to allow the Company to convert to a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).

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

Valuation of Investments

At September 30, 2005 32.88% of the Company’s total assets represented investments recorded at fair value. Value as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in its portfolio, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and consistent valuation process. Because of the inherent uncertainty in determining the fair value of investments that do not have a readily ascertainable market value, the fair value of its investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Any changes in estimated fair value are recorded in the statements of operations as “Net increase (decrease) in unrealized (depreciation) appreciation.”

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

Financial Condition

The Company’s assets increased by $373,998 or 12.42% to $3,384,658 during the three months ending September 30, 2005.

The Company’s financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small and medium-sized companies. These businesses tend to be thinly capitalized, small companies that may lack experienced management. The following summarizes the Company’s investment portfolio as of September 30, 2005.

September 30, 2005

Investment at Cost	$560,579

Unrealized appreciation, net	552,221

Investment at fair value	$1,112,800

During the Company’s fiscal year, the Company valued its equity and investment holdings in accordance with the established valuation policies (see “Valuation of Investments and Equity Holdings”) above.

The cash and cash equivalents approximated 1.16% of net assets as of September 30, 2005.

Results of Operations

The results of operations for the three months ended September 30, 2005 reflect the Company’s results as a business development company under the Investment Company Act of 1940. The results of operations prior to January 1, 2004 reflect the Company’s results of operations prior to operating as a business development company under the Investment Company Act of 1940. The principal difference between these two reporting periods relate to accounting for investments. See Note A to the Financial Statements. In addition, certain prior year items have been reclassified to conform to the current year presentation as a business development company.

Dividends and Interest

Dividends and interest income on investments for the three months ended September 30, 2005 and September 30, 2004 was $23,515 and $13,688 respectively. The increase in interest and dividends was primarily due to the sources of income shifting from a transactional base business to the Company receiving interest income from its portfolio companies.

Management Fees

Management fees for the three months ended September 30, 2005 and September 30, 2004 were $30,000 and $45,000 respectively. The management fees decreased mainly due to the sale of the Company’s portfolio investments in the last two quarters.

Operating Expenses

Total operating expenses for the three months ended September 30, 2005 and September 30, 2004 was $256,245 and $343,641. A significant component of total operating expenses was general and administrative expenses of $206,884 and $242,828 for the three months ending September 30, 2005 and 2004, respectively. The decrease in general and administrative expenses is attributable to the Company’s efficient use of its personnel and operating supplies. A second component of total operating expenses was professional fees of $48,746 for the three months ending September 30, 2005 and $100,171 for the three months ending September 30, 2004. The decrease in professional fees is primarily due to the Company using employees rather than outside consultants to complete due diligence on potential portfolio companies.

Liquidity and Capital Resources

At September 30, 2005 and June 30, 2005, the Company had $33,397 and $31,034 respectively in cash and cash equivalents. The Company’s objective is to have sufficient cash on hand to cover current funding requirements and operations.

The Company expects its cash on hand and cash generated from operations to be adequate to meet its cash needs at its current level of operations, including the next twelve months. The Company generally funds new investments using cash on hand and equity financing and outside investments.

Private Portfolio Company Investments

The following is a list of the private companies in which the Company had an investment in and the cost and fair market value of such securities at September 30, 2005:

Name of Company	Cost	FMV

Sports Nation	$25,000	$46,000

Gulf Coast Records, LLC	173,868	575,000

TSB Financial Services, Inc.	-	250,000

Wellstone Acquisition Corporation	632	75,000

KMA Capital Partners, Ltd.	-	-

TS & B Gaming & Entertainment Corporation	79	1,000

TS & B Ventures, Inc.	-	600

NEX2U	361,000	165,200

Total	$560,579	$1,112,800

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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

As of September 30, 2005, the Company did not have any off-balance sheet investments or hedging investments.

Impact of Inflation

The Company does not believe that its business is materially affected by inflation, other than the impact inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuation to underlying earnings all of which will influence the value of the Company’s investments.

Item 4. Control & Procedures

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject. The Company is in dispute with one of its debenture holders over the issuance of stock, but management does not believe that the outcome of this dispute will materially affect the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
NOT APPLICABLE

Item 3. Defaults Upon Senior Securities
NOT APPLICABLE

Item 4. Submission of Matters to a Vote of Security Holders
NOT APPLICABLE

Item 5. Other Information

Effective October 17, 2005, the Company acquired all of the shares of Sovereign Exploration Associates International, Inc. ("SEAI") pursuant to the Exchange Agreement dated October 17, 2005 between the Company and SEAI ("Exchange Agreement"). SEAI, a privately held company, is a marine exploration company headquartered in Pennsylvania. Pursuant to the Exchange Agreement, the Company disposed of all of its existing portfolio companies other than Gulf Coast Records LLC. The Company intends to divest its interests in Gulf Coast Records, LLC and is in the process of preparing a Form SB-2 registration statement. SEAI is replacing assets divested by CALI equal to or greater than those divested. SEAI has received a full release from Gulf Coast Records, LLC. As part of the transaction, SEAI was issued shares equal to ninety percent of all of the issued and outstanding shares of the Company. Previous management agreed to indemnify SEAI from claims for a period of 1 year, and collateralized the indemnification with previous management’s interest in the Company’s stock.

Item 6. Exhibits

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

Sovereign Exploration Associates International, INC.

Date: November 14, 2005	By:	/s/ Robert D. Baca
Robert D. Baca
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Sovereign Exploration Associates International, INC.

Date: November 14, 2005	By:	/s/ Robert D. Baca
Robert D. Baca
President, CEO

Sovereign Exploration Associates International, INC.

Date: November 14, 2005	By:	/s/ Robert D. Baca
Robert D. Baca
Chief Financial Officer