Form 10-Q
period 2005-12-31
Sovereign Exploration Associates International, Inc.
filed 2006-02-22
CIK 1019852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One) [X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended ___December 31, 2005______________________________
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number ___333-29903____________________________________

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.

(exact name of small business issuer as specified in its charter)

___UTAH_____________________________________ (State or other jurisdiction of incorporation or organization)	30-0123229_______________ (IRS Employer Identification No.)

503 Washington Ave, Suite 2d

Newtown, PA 18940

(address of principal executive offices)

Issuers telephone number: (781) 246-7512

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer

  filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12months(or for such shorter period that the registrant was required to file such reports)and
  has been subject to such filing requirements for the past 90 days             (X) Yes ( ) No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No X

As of December 31, 2005, there were   shares of common stock issued and outstanding

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X  ]

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Activities

Sovereign Exploration Associates International, Inc. (the "Company") was incorporated in the state of Utah in 1980. The company was formerly known as CALI Holdings, Inc. On October 26, 2005 the Company changed its name from CALI Holdings, Inc. to Sovereign Exploration Associates International, Inc.

On January 5, 2004 the Company's shareholders consented to the proposal to allow the Company to adopt business development company ("BDC") status under the Investment Company Act of 1940 ("1940 Act"). A BDC is a specialized type of Investment Company under the 1940 Act. A BDC may primarily be engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels; such companies are termed "eligible portfolio companies". The Company as a BDC, may invest in other securities, however such investments may not exceed 30% of the Company's total asset value at the time of such investment. The Company filed its BDC election with the SEC (Form N-54A) on January 13, 2004.

The Company provides equity and long-term debt financing to small and medium--sized private companies in a variety of industries throughout the United States. The Company's investment objective is to achieve long-term capital appreciation in the value of its investments and to provide current income primarily from interest, dividends and fees paid by its portfolio companies.

Basis of Presentation

Different accounting principles are used in the preparation of financial statements of a business development company under the Investment Company Act of 1940 and therefore, the financial statements is presented using the guidelines outlined under the 1940 Act. By becoming a BDC, the Company has effected a change in accounting principle and no longer consolidates its investments in portfolio companies in accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Act of 1934 in which a BDC does not consolidate portfolio company investments, including those in which it has a controlling interest.

Revenue Recognition

The Company recognizes revenue using the accrual method of accounting. The accrual method provides for a better matching of revenues and expenses.

The Company also accrues interest income on loans made to various portfolio companies. The Company accrues the interest on such loans until the portfolio company has the necessary cash flow to repay such interest. If the Company's analysis of the portfolio company's performance indicates that the portfolio company may not have the ability to pay the interest and principal on a loan, the Company will make an allowance provision on that entity and in effect cease recognizing interest income on that loan until all principal has been paid. However, the Company will make exceptions to this policy if the investment is well secured and in the process of collection.

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

Net (Loss) Per Common Share

Net (Loss) per common share is computed using the weighted average of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. As discussed further in Note O, any references to amounts per share or weighted average common shares have been restated to reflect reverse splits.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits with original maturities of three months or less.

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

Goodwill and Other Intangibles

The Company records Goodwill in accordance with Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets. Intangible assets such as goodwill are not amortized; instead the Company will review the goodwill not less frequently than annually to see if it has been impaired. If impairment occurs, it will be recorded as an expense in that period. During the three months ending December 31, 2005, goodwill was adjusted to zero pursuant to the calculation of the divesture of the assets in Note K.

NOTE B - INVESTMENTS

Valuation of Investments

The most significant estimate inherent in the preparation of the Company's financial statements is the valuation of its investments and the related unrealized appreciation or depreciation.

The Company has engaged independent business valuation experts to value selected portfolio companies, which will have significant activity in the Company's first year operating under the new registrant. The Board of Directors states all other portfolio companies and investments at fair market value, which approximates cost, as determined under a good faith standard. The Company analyzes the investments on a regular basis and records unrealized gains or losses if and when an investment significantly gains or loses market value as determined by a good faith standard.

The Company has investments in three (3) controlled portfolio companies as of December 31, 2005.

  Sovereign Exploration Associates International, Inc. (private company)

  Sovereign Exploration Associates International of Spain, Inc. (SEAI - SPAIN)

  Gulf Coast Records, LLC

The portfolio companies consist of Sovereign Exploration Associates International, Inc. (private company), which in the process of changing its name in order to avoid any confusion with the public company SVXA. Artifact Recovery & Conservation, Inc. and Sea Research, Inc. (SR) are wholly owned subsidiaries of Sovereign Exploration Associates International, Inc. (private company)

Artifact Recovery & Conservation, Inc. (ARC)

Artifact Recovery & Conservation, Inc. (ARC) has secured the rights to five (5) sites; several of the sites have revealed multiple ships with historic and intrinsic value. Currently ARC operates recovery operations on two of the five sites. ARC manages its own dive teams and oversees operations for contracted recovery team. Management is in the process of preparing time lines and operating plans for the other sites.

Sea Research, Inc. (SR)

Sea Research, Inc. (SR) has secured the rights to seven (7) sites; several of the sites have revealed multiple ships with historic and intrinsic value. Currently SR is preparing to initiate recovery operations on one of the seven sites and developing timelines for the remainder of the portfolio.

Sovereign Exploration Associates International of Spain, Inc. (SEAI - SPAIN)

Sovereign Exploration Associates International of Spain, Inc. (SEAI-SPAIN) has secured the finder's rights to four (4) shipwrecks in Spain with potential historic and intrinsic value, thereby expanding SR's current holdings.

Gulf Coast Records, LLC

Gulf Coast Records, LLC is an independent record label. Currently, Gulf Coast is developing record artist Glenn Cummings. Gulf Cost Records has recently released Glenn Cummings' debut album entitled "BIG". The Gulf Cost Records team includes, H.L. Voelker who was a production consultant on Glenn's album, and Lisa Berg of Berg & Associates directs Glenn's press and publicity. On June 30, 2004, Gulf Coast Records formed Hare Scramble, LLC. Hare Scramble, LLC is a Florida Limited Liability Corporation involved in music publishing and is 100% owned by Gulf Coast Records, LLC. Current management is reviewing its options regarding this portfolio company and whether it wants to maintain its position or divest its holdings in the future.

NOTE C - FIXED ASSETS

Prior to the effective execution of the Exchange Agreement on October 17, 2005, the fixed assets of the Company consisting of computer and office equipment were sold pursuant to a warranty bill of sale for $10 to KMA Capital Partners Ltd. Inc of Texas. Depreciation expense for the six months ended December 31, 2005 and 2004 was $615 and $642, respectively.

NOTE D - STOCK ISSUED FOR SERVICES

During the six month ended December 31, 2005, the Company did not issue any stock for services.

During the six months ended December 31, 2004, prior management issued 12,250 shares of the Company's common stock for various professional consulting services. The value assigned to the above shares ($52,250) is based on the stocks- traded market price on or about the date the shares were issued and are included in professional fees.

NOTE E - UNREALIZED GAINS (LOSSES) ON INVESTMENTS

For the six months ended December 31, 2005 and 2004, the Company recognized unrealized loss of the Company's investments in the amount of $600,832 and $7,071, respectively.

NOTE F- INCOME TAXES

At June 30, 2005, the Company had approximately $6,414,480 of tax net operating loss carryforwards.

Pursuant to the Exchange Agreement dated October 17, 2005, substantial ownership of the Company was transferred and according to IRS Regulations, this is a transaction that will eliminate all of the loss carryforwards for federal income tax purposes starting with fiscal year ending June 30, 2006.

NOTE G - COMMITMENTS

The Company leased office and operating facilities under short-term operating leases located in Orlando, Florida. Pursuant to the Exchange Agreement, the Company terminated its lease agreement for this office space. Subsequent to the Exchange Agreement, the Company maintains shared office space in Pennsylvania and Massachusetts with unrelated companies controlled by certain officers of the Company. There are no formal lease arrangements, however, the Company shares in the cost for these offices on a monthly basis.

Rent expense for the six months ended December 31, 2005 and 2004 was $36,717 and $69,778, respectively

NOTE H - NOTES PAYABLE

The following are convertible debentures as of December 31, 2005 that were not converted as part of the Exchange Agreement dated October 17, 2005:

8% convertible debenture to an individual dated May 27, 2005 with an initial principal balance of $21,000 due no later than May 27, 2006; outstanding principal and interest-	$ 22,134

5.25% convertible debenture to Golden Gate Investors dated June 29, 2005 with an initial principal balance of $40,000 due no later than June 29, 2008; outstanding principal and interest-(this convertible debenture is currently in dispute)

$ 87,647

8% convertible debenture to an individual dated May 18, 2005 with an initial principal balance of $35,000 due no later than May 18, 2006; outstanding principal and interest'	$ 7,297
Total notes payable, current	$117,078

NOTE I - NOTES RECEIVABLE

8% note receivable due from Gulf Coast Records, LLC. There is no repayment schedule.	$ 832,949

NOTE J - RELATED PARTY NOTES PAYABLE

As of December 31, 2005, $45,100 was owed to certain officers of the Company. These funds were advanced to the Company for cash flow purposes. There are no formal note agreements and no formal terms as to their repayment.

As of December 31, 2005, $600,000 was owed to Sea Hunt, Inc., a related party to the Company. These funds were advanced to the Company for the obligations under the Exchange Agreement dated October 17, 2006.

NOTE K - DIVESTITURE OF ALL PORTOLIO COMPANIES AND OTHER ASSETS

Prior to the effective execution of the Exchange Agreement on October 17, 2005, the Company was required to divest of all of its assets including the investment in all portfolio companies, notes receivable, and all remaining assets except for its investment in, and its note receivable due from Gulf Coast Records, LLC and other assets consisting of prepaid legal fees and security deposits of $7,375. As of December 31, 2005, the investment in and the note receivable due from Gulf Coast was recorded as $1,023,485.

Prior to the effective date of the Exchange Agreement dated October 17, 2005, two separate bills of sales required the following lists of assets of the Company to be sold to KMA Capital, Ltd. of Texas for total consideration of $10 and Kairos Holdings, Inc. for a total consideration of $10:

Sold to KMA Capital Ltd. Of Texas

Sports Nation, Inc.

Buehler Earth & Waterworks, LLC

Brokerage account of CALI at NevWest

TS&B Financial Services, Inc.

Wellstone Acquisition Corporation

TS&B Gaming & Entertainment Corp.

TSB Ventures, Inc.

Three (3) Dell notebook computers

Furniture and fixtures

Office and computer equipment

Sold to Kairos Holdings, Inc.

Interest in and to investment in KMA

Capital Partners Ltd - Nine (9) LP Units

Total loss on the divestiture of these assets of the Company was $1,675,657; this amount was recorded as a realized loss on the sale of investments.

NOTE L - EXCHANGE AGREEMENT

At closing of the Exchange Agreement on October 17, 2005, the Company paid to Charles Giannetto, James E, Jenkins and KMA Capital, in total the sum of Six Hundred Thousand and no/100 dollars ($600,000) in complete termination and release of the Executive Management contracts from Cali to Giannetto and Jenkins and the consulting contract of Cali to KMA. Three hundred Thousand ($300,000) was paid at closing and the balance of $300,000 shall be paid on or before March 30, 2006.

Pursuant the Exchange Agreement, the Company received in exchange for total consideration under the Exchange Agreement an interest in one controlled portfolio company; Sovereign Exploration Associates International, Inc. (SEAI) (private company); See Note B for a description of this portfolio company.

The consideration for the acquisition of this portfolio company was $1,861,410 in the form of note obligations as outlined in Exhibit G of the Exchange Agreement.

Under the requirements of a BDC, management is required to recognize the fair market value of its ownership interest in its portfolio companies. As of December 31, 2005, management's good faith estimate of fair market value of its investment in Sovereign Exploration Associates International, Inc. (SEAI) (private company) equals its cost of $1,861,410 as fully disclosed in the Exchange Agreement.

Senior Security Instruments

Pursuant to the Exchange Agreement, there is a Revenue Agreement as outlined in Exhibit B that requires 20% revenue participation payable to the original owners of the permits from the net recovery of the shipwrecks for the permits that have been assigned to the subsidiaries of the Company's portfolio company, SEAI (private).

The Fantome project (Fantome Cove Treasure Trove License 150, LLC. a subsidiary of ARC) sold a 2.06% equity interest for a capital investment of $412,000, and the LeChameau project (Interspace Explorations, LLC., a subsidiary of ARC) sold a 26.0% ownership interest and 40% profit participation interest for $390,000.

Management intends to assess it liability under these agreements on a periodic basis. No liability has been recorded for these agreements as of December 31, 2005.

NOTE M - STOCKHOLDERS' EQUITY

As of December 31, 2005, the authorized capital of the Company is 250,000,000,000 shares of common stock (with voting rights); par value $.001.

The Company has authorized 10,000,000 shares of Class A, no par, preferred stock and has issued and outstanding 10,000,000 shares as of December 31, 2005 and 3,725,000 shares as of December 31, 2004. The Class A preferred stock has conversion rights to the Company's common stock (with voting rights) of 4-1.

As of December 31, 2005 the Company has authorized and issued 10,000,000 shares of convertible Class C, .001 per share, preferred stock. The Class C preferred stock has conversion rights to the Company's common voting stock of 1-1. If at any time or time to time, there is a capital reorganization of the common stock (reverse split, forward split, etc.) the number of Class C preferred stock authorized, issued and outstanding, and the number of shares of common stock into which such Class C preferred shall not be entitled to vote such shares (except as otherwise expressly provided herein or as required by law, voting together with the common stock as a single class), but shall be entitled to notice of any stockholders' meeting in accordance with the Company's bylaws. In lieu of voting rights, the holders of Class C preferred, voting as a class shall be entitled to elect two of the Board of Directors at each meeting.

The investment in Sovereign Exploration Associates, Inc. (private) and the investment in Sovereign Exploration Associates of Spain Inc., individually and it total of the two investments, exceeds 25% of the total investments, at fair value which approximates cost, reflected in the financial statements presented herein.

As of December 31, 2005, the Company has authorized but not issued 10,000,000 shares of Class D, no par, preferred stock.

As of the date of this report no preferred shares have been converted to common stock.

ISSUANCE OF STOCK

On October 5, 2005, the prior management issued 800,000,000 shares of restricted common stock (with voting rights) to KMA Capital. The Company is in dispute with prior management and related consulting firm, over the sale of the restricted stock.

On October 14, 2005, the prior management issued the 556,166,667 shares referred to in Note H of the September 30, 2005 Form 10-Q to Sequoia International, Inc. and therefore, has satisfied the Escrow Agreement with Sequoia International, Inc. "Escrow Agreement with Sequoia International, Inc. in which the Company has received $166,850 and will in turn disburse 556,166,667 shares into an escrow account at the discretion of Sequoia."

On October 14, 2005, the prior management issued the 191,700,000 shares referred to in Note H of the September 30, 2005 Form 10-Q to an individual and therefore, has satisfied the Escrow Agreement with that individual. "Escrow Agreement with an individual in which the Company has received $95,850 and will in turn disburse 191,700,000 shares into an escrow account at the discretion of the individual"

NOTE N - CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash, investments in portfolio companies, and notes receivable.

As of December 31, 2005, the Company maintains its cash accounts with financial institutions located in Pennsylvania. Federal Deposit Insurance Corporation (FDIC) guarantees the Company's deposits in financial institutions up to $100,000 per account.

The Company's deposits with financial institutions that exceeded federally insured guarantees amounted to $0 as of December 31, 2005. Historically, the Company has not experienced any losses on its deposits in excess of federally insured guarantees.

As of December 31, 2005, the fair value of the investment in Sovereign Exploration Associates, Inc. (private) or $1,861,400 is approximately 65.7% of the total investments, at fair value, of $2,835,278.

The investment in Sovereign Exploration Associates, Inc. (private) and the investment in Sovereign Exploration Associates of Spain Inc., individually and it total of the two investments, exceeds 25% of the total investments, at fair value which approximates cost, reflected in the financial statements presented herein.

As of December 31, 2005, a note receivable as outlined in Note I is being recorded in the amount of $832,849. This note receivable will be divested of as part of the overall divesture of the Company's investment in Gulf Coast Records, LLC pursuant to the Exchange Agreement dated October 17, 2005. Current management is reviewing its options regarding this portfolio company and whether it wants to maintain its position or divest its holdings in the future.

NOTE O - REVERSE STOCK SPLITS

On August 13, 2004, the Board of Directors authorized a 40 to 1 reverse stock split of the Company's $.001 par value common stock. As a result of the reverse split, 473,185,733 shares were returned to the Company and additional paid in capital was increased by $473,186. All references in the accompanying financial statements to the number of common shares and per share amounts for 2005 and 2004 have been restated to reflect the reverse stock split.

On April 4, 2005, the Board of Directors authorized a 100 to 1 reverse stock split of the Company's $.001 par value common stock. As a result of the reverse split, 962,151,879 shares were returned to the Company and additional paid in capital was increased by $962,152. All references to the accompanying financial statements to the number of common shares and per share amounts for 2005 and 2004 have been restated to reflect the reverse stock split.

NOTE P - SUBSEQUENT EVENTS

On January 17, 2006, the Board of Directors authorized a 1,000 to 1 reverse stock split of the Company's $.001 par value common stock. As a result of the reverse split, 2,535,359,053 shares were returned to the Company and additional paid in capital was increased by $2,535,359.

On January 17, 2006, the Board of Directors cancelled the 10,000,000 shares of Series A Convertible Preferred Stock, no par value, and the 9,990,000 shares of Series C Convertible Preferred Stock, no par value.

All references to the accompanying financial statements to the number of common shares and per share amounts for 2005 and 2004 have been restated to reflect the reverse stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion will assist in the understanding of the Company's financial position and results of operations. The information below should be read in conjunction with the financial statements, the Company's report on Form 10Q and the Company's recently filed Form 8K describing the October 17 2005 definitive agreement with Sovereign Exploration Associates International, Inc. (SEAI).

Among other material items, the October 17, 2005 agreement required CALI Holdings, Inc. to divest all its portfolio companies in existence at the time of the execution of the agreement, with the sole exception of Gulf Coast Records. Current management is reviewing its options regarding this portfolio company and whether it wants to maintain its position or divest its holdings in the future.

The reader of this discussion and related Form 10Q for December 31, 2005 and the recently filed Form 8K should understand that the Portfolio companies, the Senior Management team, and the Board of Directors have all materially changed.

Overview

On January 5, 2004 the Company shareholders approved the proposal to allow the Company to adopt business development company ("BDC") status under the Investment Company Act of 1940 ("1940 Act"). A BDC is a specialized type of Investment Company under the 1940 Act. A BDC may primarily be engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels; such companies are termed "eligible portfolio companies". The Company as a BDC, may invest in other securities, however such investments may not exceed 30% of the Company's total asset value at the time of such investment. The Company filed its BDC election with the SEC (Form N-54A) on January 13, 2004.

The Company is a financial service company providing financing and advisory services to small and medium-sized companies throughout the United States. Effective January 5, 2004 the Company shareholders approved the proposal to allow the Company to convert to a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act").

The Company's investments in portfolio companies typically range from $100,000 to $2,500,000. The Company invests either directly in the equity of a company through equity shares or through a debt instrument. The Company's debt instruments usually do not have a maturity of more than five years. Interest is either currently paid or deferred.

Investment opportunities are identified for the Company by the management team. Investment proposals may, however, come to the Company from many sources, and may include unsolicited proposals from the public and from referrals from banks, lawyers, accountants and other members of the financial community. The management team brings an extensive network of investment referral relationships.

On October 26, 2005 the Company changed its name from CALI Holdings, Inc. to Sovereign Exploration Associates International, Inc. ("the Company"). In conjunction with the Company's name change and the Exchange Agreement dated October 17, 2005, its principal offices were relocated to 503 Washington Avenue, Suite 2D, Newtown, Pennsylvania and 33 North Avenue, Suite 2B, Wakefield, MA. These offices are equipped with an integrated network of computers for word processing, financial analysis and accounting services. The Company believes its office space is suitable for its needs for the foreseeable future.

The Company provides equity and long-term debt financing to small and medium-sized private companies in a variety of industries throughout the United States. The company's investment objective is to achieve long-term capital appreciation in the value of its investments and to provide current income primarily from interest, dividends and fees paid by its portfolio companies.

Portfolio Investments

The Company has investments in three (3) controlled portfolio companies as of December 31, 2005.

  Sovereign Exploration Associates International, Inc. (private company)

  Sovereign Exploration Associates International of Spain, Inc. (SEAI - SPAIN)

  Gulf Coast Records, LLC

The portfolio companies consist of Sovereign Exploration Associates International, Inc. (private company), which in the process of changing its name in order to avoid any confusion with the public company SVXA. Artifact Recovery & Conservation, Inc. and Sea Research, Inc. (SR) are wholly owned subsidiaries of Sovereign Exploration Associates International, Inc. (private company)

Artifact Recovery & Conservation, Inc. (ARC)

Artifact Recovery & Conservation, Inc. (ARC) has secured the rights to five (5) sites; several of the sites have revealed multiple ships with historic and intrinsic value. Currently ARC operates recovery operations on two of the five sites. ARC manages its own dive teams and oversees operations for contracted recovery team. Management is in the process of preparing time lines and operating plans for the other sites.

Sea Research, Inc. (SR)

Sea Research, Inc. (SR) has secured the rights to seven (7) sites; several of the sites have revealed multiple ships with historic and intrinsic value. Currently SR is preparing to initiate recovery operations on one of the seven sites and developing timelines for the remainder of the portfolio.

Sovereign Exploration Associates International of Spain, Inc. (SEAI - SPAIN)

Sovereign Exploration Associates International of Spain, Inc. (SEAI-SPAIN) has secured the finder's rights to four (4) shipwrecks in Spain with potential historic and intrinsic value, thereby expanding SR's current holdings.

Gulf Coast Records, LLC

Gulf Coast Records, LLC is an independent record label. Currently, Gulf Coast is developing record artist Glenn Cummings. Gulf Cost Records has recently released Glenn Cummings' debut album entitled "BIG". The Gulf Cost Records team includes, H.L. Voelker who was a production consultant on Glenn's album, and Lisa Berg of Berg & Associates directs Glenn's press and publicity. On June 30, 2004, Gulf Coast Records formed Hare Scramble, LLC. Hare Scramble, LLC is a Florida Limited Liability Corporation involved in music publishing and is 100% owned by Gulf Coast Records, LLC. Upon the effective execution of the Exchange Agreement, SEAI has received a full release from Gulf Coast Records, LLC.

Dispositions of Investments

Prior to the effective execution of the Exchange Agreement on October 17, 2005, the Company was required to divest of all of its assets including the investment in all portfolio companies, notes receivable, and all remaining assets except for its investment in, and its note receivable due from Gulf Coast Records, LLC and other assets consisting of prepaid legal fees and security deposits of $7,375. As of December 31, 2005, the investment in and the note receivable due from Gulf Coast was recorded as $1,023,485.

Prior to the effective date of the Exchange Agreement dated October 17, 2005, two separate bills of sales required the following lists of assets of the Company to be sold to KMA Capital, Ltd. of Texas for total consideration of $10 and Kairos Holdings, Inc. for a total consideration of $10:

Sold to KMA Capital Ltd. Of Texas

Sports Nation, Inc.

Buehler Earth & Waterworks, LLC

Brokerage account of CALI at NevWest

TS&B Financial Services, Inc.

Wellstone Acquisition Corporation

TS&B Gaming & Entertainment Corp.

TSB Ventures, Inc.

Three (3) Dell notebook computers

Furniture and fixtures

Office and computer equipment

Sold to Kairos Holdings, Inc.

Interest in and to investment in KMA

Capital Partners Ltd - Nine (9) LP Units

Total loss on the divestiture of these assets of the Company was $1,675,657; this amount was recorded as a realized loss on the sale of investments.

On September 21, 2005, the company sold its 51% interest in Buehler Earth and Waterworks, LLC for $110,000 to Buehler's managing member.

Valuation of Investments

The most significant estimate inherent in the preparation of the Company's financial statements is the valuation of its investments and the related unrealized appreciation or depreciation.

Upon the Company's conversion to a business development company, the Company employed independent business valuation experts to value selected portfolio companies. The Board of Directors determined all other portfolio companies and investments at fair market value, which approximates cost, under a good faith standard. The Company analyzes and values each individual investment on a quarterly basis and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, the Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value.

Investments in Private Companies

The Company provides privately negotiated long-term debt and equity investment capital. The Company provides capital in the form of debt with or without equity features, such as warrants or options, often referred to as mezzanine financing. In certain situations the Company may choose to take a controlling equity position in a company. The Company's private financing is generally used to fund growth, buyouts and acquisitions and bridge financing.

As of the effective date of the Exchange Agreement dated October 17, 2005, the Company's private finance portfolio currently includes investments in a variety of industries including a record company and maritime exploration and excavation services.

The Company funds new investments using cash through the issuance of common stock. The Company intends to reinvest accrued interest, dividends and management fees into its various investments. When the Company acquires a controlling interest in a company, the Company may have the opportunity to acquire the company's equity with its common stock. The issuance of its stock as consideration may provide the Company with the benefit of raising equity without having to access the public markets in an underwritten offering, including the added benefit of the elimination of any underwriting commission.

As a business development company, the Company is required to provide significant managerial assistance available to the companies in its investment portfolio. In addition to the interest and dividends received from the Company's private finance investments, the Company will often generate additional fee income for the structuring, due diligence, transaction and management services and guarantees provided to its portfolio companies.

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

A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A business development company provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies. To qualify as a business development company, a company must:

*	Have registered a class of its equity securities or have filed a registration statement with the Securities and Exchange Commission pursuant to Section 12 of the Securities and Exchange Act of 1934;

*	Operate for the purpose of investing in securities of certain types of portfolio companies, namely emerging companies and businesses suffering or just recovering from financial distress;

*	Extend significant managerial assistance to such portfolio companies and;

*	Have a majority of "disinterested" directors (as defined in the 1940 Act).

Generally, a business development company must be primarily engaged in the business of furnishing capital and providing managerial expertise to companies that do not have ready access to capital through conventional financial channels. An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company), and that:

*	Does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list; or

*	Is actively controlled by a business development company and has an affiliate of a business development company on its board of directors; or

*	Meets such other criteria as may be established by the Securities and Exchange Commission.

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

As a business development company, the Company may not acquire any asset other than "qualifying assets" unless, at the time the Company makes the acquisition, the value of its qualifying assets represent at least 70% of the value of its total assets. The principal categories of qualifying assets relevant to our business are:

*	Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

*	Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities;

*

Securities of bankrupt or insolvent companies that were eligible at the time of the business development company's initial acquisition of their securities but are no longer eligible, provided that the business development company has maintained a substantial portion of its initial investment in those companies; and

*	Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

A business development company is permitted to invest in the securities of public companies and other investments that are not qualifying assets, but those kinds of investments may not exceed 30% of the business development company's total asset value at the time of the investment.

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

The Company maintains a Code of Ethics that establishes procedures for personal investment and restricts certain transactions by its personnel. The Company's Code of Ethics generally does not permit investment by its employees in securities that may be purchased or held by the Company.

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

Compliance with the Sarbanes-Oxley Act of 2002 and NYSE Corporate Governance Regulations.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders. Many of these requirements will affect the Company. For example:

*	The Company's chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in its periodic reports;

*	The Company's periodic reports must disclose conclusions about the effectiveness of its disclosure controls and procedures;

*

The Company's periodic reports must disclose whether there were significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

*	The Company may not make any loan to any director or executive officer and may not materially modify any existing loans.

The Sarbanes-Oxley Act has required the Company to review its current policies and procedures to determine whether it complies with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. The Company will continue to monitor its compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance.

Employees

As of December 31, 2005 the Company had five employees.

Risk Factors and Other Considerations

Investing in the Company's common stock involves a high degree of risk. Careful consideration should be given to the risks described below and all other information contained in this Quarterly Report, including the financial statements and the related notes and the schedules as exhibits to this Quarterly Report.

Limited Operating History as a Business Development Company Which May Impair Your Ability to Assess Our Prospects.

Prior to January 2004 the Company had not operated as a business development company under the Investment Company Act of 1940. As a result the Company has limited operating results under this regulatory framework that can demonstrate either its effect on its business or management's ability to manage the Company under these frameworks. In addition, the Company's management has no prior experience managing a business development company. The Company cannot assure that management will be able to operate successfully as a business development company.

Because there is generally no established market for which to value its investments, the Company's board of directors' determination of the value of its investments may differ materially from the values that a ready market or third party would attribute to these investments.

Under the 1940 Act the Company is required to carry its portfolio investments at market value, or, if there is no readily available market value, at fair value as determined by the board. The Company is not permitted to maintain a general reserve for anticipated loan losses. Instead, the Company is required by the 1940 Act to specifically value each individual investment and to record any unrealized depreciation for any asset that has decreased in value. Since there is typically no public market for the loans and equity securities of the companies in which it invests, the Company's board will determine the fair value of these loans and equity securities pursuant to its valuation policy. These determinations of fair value may necessarily be somewhat subjective. Accordingly, these values may differ materially from the values that would be determined by a party or placed on the portfolio if there existed a market for our loans and equity securities.

Investing in Private Companies Involves a High Degree of Risk.

The Company's portfolio consists of primarily long-term loans to and investments in private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally no publicly available information about the companies in which the Company invests, and the Company relies significantly on the due diligence of its employees and agents to obtain information in connection with its investment decisions. If the Company is unable to uncover all material information about these companies, it may not make a fully informed investment decision and the Company may lose money on its investments.

In addition, some smaller businesses have narrower product lines and market shares than their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recovery of, the Company's investment in such business.

The Lack of Liquidity of the Company's Privately Held Investments may Adversely Affect Our Business.

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

If the Industry Sectors in which the Company's Portfolio is Concentrated Experience Adverse Economic or Business Conditions, Our Operating Results may be Negatively Impacted.

The Company's customer base is primarily in the recording industry and marine exploration and excavation industry sectors. These customers can experience adverse business conditions or risks related to their industries. Accordingly, if the Company's customers suffer due to these adverse business conditions or risks or due to economic slowdowns or downturns in these industry sectors the Company will be more vulnerable to losses in its portfolio and our operating results may be negatively impacted.

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

Economic downturns or recessions may impair the Company's customers' ability to repay its loans, harm its operating results.

Many of the companies in which the Company has made or will make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a liquidity event. The Company's non-performing assets are likely to increase and the value of its portfolio is likely to decrease during these periods. These conditions could lead to financial losses in its portfolio and a decrease in its revenues, net income and assets.

The Company's business of making private equity investments and positioning them for liquidity events also may be affected by current and future market conditions. The absence of an active senior lending environment may slow the amount of private equity investment activity generally. As a result, the pace of the Company's investment activity may slow. In addition, significant changes in the capital markets could have an effect on the valuations of private companies and on the potential for liquidity events involving such companies. This could affect the amount and timing of gains realized on its investments.

The Company's Borrowers May Default on Their Payments, Which May Have an Effect on Financial Performance.

Some of these companies may be unable to obtain financing from public capital markets or from traditional credit sources, such as commercial banks. Accordingly, advances made to these types of customers may entail a higher degree of risk than advances made to customers who are able to utilize traditional credit sources. These conditions may also make it difficult for the Company to obtain repayment of its loans. Numerous factors may affect a borrower's ability to repay its loan; including the failure to meet its business plan, a downturn in its industry, or negative economic conditions. Deterioration in a borrower's financial condition and prospects may be accompanied by deterioration in any related collateral.

If the Company Fails to Manage Its Growth, its Financial Results Could be Adversely Affected.

The Company has expanded its operations and strategic relationships at a rapid pace. The Company's growth has placed and continues to place significant strain on its management systems and resources. The Company must continue to refine and expand its marketing capabilities, its management of the investing process, access to financing resources and technology. As the Company grows, it must continue to hire, train, supervise and manage new employees. The Company may not develop sufficient lending and administrative personnel and management and operating systems to manage its expansion effectively. If the Company is unable to manage its growth, operations could be adversely affected and the financial results could be adversely affected.

The Company's Private Finance Investments May Not Produce Current Returns or Capital Gains.

The Company's private finance investments are typically structured as debt securities with a relatively high fixed rate of interest and with equity features such as conversion rights, warrants or other options. As a result, the Company's private finance investments are generally structured to generate interest income from the time they are made and may also produce a realized gain from an accompanying equity feature. The Company cannot be sure that its portfolio will generate a current return or capital gain.

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

Investing in the Company's Stock Is Highly Speculative and an Investor Could Lose Some or All of the Amount Invested

The value of the Company's common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or the entire amount invested in its shares. The securities markets frequently experience extreme price and volume fluctuations, which affect market prices for securities of companies generally, and very small capitalization companies in particular. The price of its common stock may be higher or lower than the price paid for shares, depending on many factors, some of which are beyond the Company's control and may not be directly related to its operating performance. These factors include the following:

*	Price and volume fluctuations in the overall stock market from time to time;
*	Significant volatility in the market price and trading volume of securities of business development companies or other financial service companies;

*	Changes in the regulatory policies or tax guidance with respect to business development companies;
*	Actual or anticipated changes in the earnings or fluctuations of operating results or changes in the experience of securities analysts.

The Company's Business Depends on Key Personnel

The Company depends on the continued service of its executive officers and other key management personnel. If the Company were to lose any of these officers or other management personnel, such a loss could result in inefficiencies in the Company's operations and the loss of business opportunities. The Company does not maintain any key man life insurance on any of its officers or employees.

The Company's Business Plan is dependent upon External Financing which may Expose the Company to Risks Associated with Leverage

The Company will require a substantial amount of cash to operate and grow. The Company may acquire additional capital from the following sources:

Senior Securities. The Company intends to issue debt securities, other evidences and preferred stock, up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits the Company, as a business development company, to issue debt securities and preferred stock, to which it refers collectively as senior securities, in amounts such that the asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. As a result of issuing senior securities, the Company will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of investments will have a greater impact on the value of its common stock to the extent that the Company borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income received on the investments made with such borrowed funds. In addition, the ability to pay dividends or incur additional indebtedness would be restricted if asset coverage is not at least twice the Company's indebtedness. If the value of the Company's assets declines, it might be unable to satisfy that test. If this happens, it may be required to liquidate a portion of its loan portfolio and repay a portion of its indebtedness at a time when a sale may be disadvantageous. Furthermore, any amounts that the Company uses to service its indebtedness will not be available for distributions to stockholders.

Common Stock. Because the Company is limited in its ability to issue debt for the reasons given above, the Company is dependent on the issuance of equity as a financing source. If the Company raises additional funds by issuing more common stock or debt securities convertible into or exchangeable for our common stock, the percentage ownership of its stockholders at the time of the issuance would decrease and they may experience dilution. In addition, any convertible or exchangeable securities issued in the future may have rights, preferences and privileges more favorable than those of the Company's common stock.

Securitization. In addition to issuing securities to raise capital as described above, the Company anticipates that in the future it will securitize loans to generate cash for funding new investments. An inability to successfully securitize the Company's loan portfolio could limit its ability to grow the business, fully execute the business strategy and impact its profitability. Moreover, successful securitization of the Company's loan portfolio might expose it to losses as the loans in which it does not plan to sell interests will be those that are riskier and more apt to generate losses.

Shares of Closed-End Investment Companies Frequently Trade at a Discount from Net Asset Value.

Shares of closed-end investment companies frequently trade at a discount from net asset value. This characteristic of shares of closed-end investment companies is separate and distinct from the risk that the Company's net asset value per share will decline.

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

Forward Looking Statements

This Form 10-Q including the Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements that involve substantial risk and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about the Company's industry, beliefs, and assumptions. Such forward-looking statements involve risks and uncertainties that could cause risks or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include without limitation statements relating to the Company's plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond the Company's control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

*	The state of securities markets in which the securities of the Company's portfolio company trade or could be traded;
*	The liquidity within the national financial markets;

*	Economic downturns or recessions may impair the Company's customers' ability to repay its loans and increase its non-performing assets;
*	A contraction of available credit and/or inability to access the equity markets could impair its lending and investment activities;

*	The risks associated with the possible disruption in the Company's operations due to terrorism; and
*	The risks and uncertainties described under the caption "Risk Factors and Other Considerations" contained in Part I, Item I, which is incorporated herein by reference.

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

Overview

The Company is a financial service company providing financing and advisory services to small and medium-sized companies throughout the United States. Effective January 5, 2004 the Company shareholders approved the proposal to allow the Company to convert to a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act").

The Company's investments in portfolio companies typically range from $100,000 to $2,500,000. The Company invests either directly in the equity of a company through equity shares or through a debt instrument. The Company's debt instruments usually do not have a maturity of more than five years. Interest is either currently paid or deferred.

Investment opportunities are identified for the Company by the management team. Investment proposals may, however, come to the Company from many sources, and may include unsolicited proposals from the public and from referrals from banks, lawyers, accountants and other members of the financial community. The management team brings an extensive network of investment referral relationships.

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America for investment companies. For a summary of all of its significant accounting policies, including the critical accounting policies, see financial statements in Item 8.

The increasing complexity of the business environment and applicable authoritative accounting guidance requires the Company to closely monitor its accounting policies. The Company has identified three critical accounting policies that require significant judgment. The following summary of the Company's critical accounting policies is intended to enhance your ability to assess its financial condition and results of operation and the potential volatility due to changes in estimates.

Valuation of Investments

At December 31, 2005, 75.36% of the Company's total assets represented investments recorded at fair value, which approximates cost. Value as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in its portfolio, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and consistent valuation process. Because of the inherent uncertainty in determining the fair value of investments that do not have a readily ascertainable market value, the fair value of its investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Initially, the fair value of each such portfolio investment is based upon original cost. There is no single standard for determining fair value in good faith. As a result, determining fair value requires the judgment be applied to the specific facts and circumstances of each portfolio investment. The Board of Directors considers fair value to be the amount which the Company may reasonably expect to receive for portfolio securities when sold on the valuation date. The Company analyzes and values each individual investment on a quarterly basis, and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, the Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, the Company's equity security has also appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation the fair value of the Company's investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the favorable or unfavorable differences could be material.

In the valuation process, the Company uses financial information received monthly, quarterly, and annually from the portfolio companies, which include both audited, and unaudited financial information supplied by portfolio companies management. This information is used to determine financial condition, performance and valuation of the portfolio investments. Valuation should be reduced if a company's performance and potential have significantly deteriorated. If the factors, which led to the reduction in valuation, are overcome, the valuation may be restated.

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

Any changes in estimated fair value are recorded in the statements of operations as "Net increase (decrease) in unrealized (depreciation) appreciation."

Valuation of Equity Securities

With respect to private equity securities, each investment is valued using industry valuation benchmarks and then the value is assigned a discount reflecting the illiquid nature of the investment, as well as the Company's minority non-control positions. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate the Company's private equity valuation. Securities that are traded in the over-the-counter market or on a stock exchange will generally be valued at the prevailing bid price on the valuation date. However, restricted and unrestricted publicly traded securities may be valued at discounts from the public market value due to restrictions on sale, the size of its investment or market liquidity concerns.

Valuation of Loans and Debt Securities

As a general rule, the Company does not value its loans or debt securities above cost, but loans and debt securities will be subject to fair value write-down when the asset is considered impaired.

Financial Condition

The Company's assets increased by $751,740 or 24.97%to $3,762,400 during the six months ending December 31, 2005.

The Company's financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small and medium-sized companies. These businesses tend to be thinly capitalized, small companies that may lack experienced management. The following summarizes the Company's investment portfolio as of December 31, 2005.

December 31, 2005

Investment at Cost	$2,835,278

Unrealized appreciation, net	-

Investment at fair value	$2,835,278

During the Company's fiscal year, the Company valued its equity and investment holdings in accordance with the established valuation policies (see "Valuation of Investments and Equity Holdings") above.

The cash and cash equivalents approximated .67% of net assets as of December 31, 2005.

Results of Operations

The results of operations for the six months ended December 31, 2005 reflect the net effects of the Exchange Agreement completed on October 17, 2005.

After October 17, 2005, a new management of officers and directors assumed control of the Company.

The financial effect of this transaction is reflected in the financial statements for the three months ended December 31, 2005. The accounting treatment of this transaction increased the Company loss by approximately $(2,220,121).

Taking into account this one time treatment of the recording of this transaction would reduce the loss for the quarter ended and six months ended December 31, 2005 to $(217,513) and $(324,137) respectively.

Dividends and Interest

Dividends and interest income on investments for the six months ended December 31, 2005 and December 31, 2004 was $40,283 and $31,315, respectively. The increase in interest and dividends was primarily due to the sources of income shifting from a transactional base business to the Company receiving interest income from its portfolio companies.

Management Fees

Management fees for the six months ended December 31, 2005 and December 31, 2004 were $453,000 and $612,482 respectively. The management fees decreased mainly due to the sale of the Company's portfolio investments in the last quarter. The majority of these management fees were earned by the prior management in the quarter ending September 30, 2005.

Operating Expenses

Total operating expenses for the six months ended December 31, 2005 and December 31, 2004 was $690,569 and $1,112,838. A significant component of total operating expenses was general and administrative expenses of $617,798 and $908,556 for the six months ending December 31, 2005 and 2004, respectively. The decrease in general and administrative expenses would have been greater but for the bad debt expense of $143,232 for the non-portfolio company assets that were written-off in October 2005 as part of the divestiture of assets prior to the Exchange Agreement dated October 17, 2005. A second component of total operating expenses was professional fees of $72,156 for the six months ending December 31, 2005 and $170,463 for the six months ending December 31, 2004.. The decrease in professional fees is primarily due to the Company using employees rather than outside consultants to complete due diligence on potential portfolio companies.

Liquidity and Capital Resources

At December 31, 2005 and June 30, 2005, the Company had $25,130 and $31,034 respectively in cash and cash equivalents. The Company's objective is to have sufficient cash on hand to cover current funding requirements and operations.

The Company expects its cash on hand and cash generated from operations to be adequate to meet its cash needs at its current level of operations, including the next twelve months. The Company generally funds new investments using cash on hand and equity financing and outside investments.

Private Portfolio Company Investments

The following is a list of the private companies in which the Company had an investment in and the fair market value which approximates cost of such securities at December 31, 2005:

Name of Company	Cost	FMV

Sovereign Exploration Associates International, Inc.	$1,861,410	$1,861,410

Gulf Coast Records, LLC	173,868	173,868

Sovereign Exploration Associates International of Spain, Inc.	800,000	800,000

Total	$2,835,278	$$2,835,278

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's investment activities contain elements of risk. The portion of the Company's investment portfolio consisting of equity or equity-linked debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and equity-linked debt securities in which it invests, the valuation of the equity interest in the portfolio is stated at "fair value" and determined in good faith by the Board of Directors on a quarterly basis in accordance with the Company's investment valuation policy.

In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio may differ significantly from the value that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Company's consolidated statement of operations as "Net unrealized appreciation (depreciation) on investment".

At times a portion of the Company's portfolio may include marketable securities traded in the over-the-counter market. In addition, there may be a portion of the Company's portfolio for which no regular trading market exists. In order to realize the full value of a security, the market must trade in an orderly fashion or a willing purchaser must be available when a sale is to be made. Should an economic or other event occur that would not allow the markets to trade in an orderly fashion the Company may not be able to realize the fair value of its marketable investments or other investments in a timely manner.

As of December 31, 2005, the Company did not have any off-balance sheet investments or hedging investments.

Impact of Inflation

The Company does not believe that its business is materially affected by inflation, other than the impact inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuation to underlying earnings all of which will influence the value of the Company's investments.

Item 4. Control & Procedures

Evaluation of Disclosure Control and Procedures

Management, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the principal executive officer and principal financial officer have concluded that as of such date, the disclosure controls and procedures were designed to ensure that information required to be disclosed by management in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in applicable SEC rules and forms were effective.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal control or in other factors that could significantly affect those controls subsequent to our evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject. A debenture holder has claimed that the Company has defaulted on the issuance of stock underlying the convertible debenture.  The Company disputes the issuance of stock and the event of default; however, management does not believe that the outcome of this dispute will materially affect the Company. The Company is in dispute with prior management which filed for arbitration to recover stock and the balance owed on a note. The Company has counter-claimed, inter alia, for the return of monies paid and breach of fiduciary duties; however, management does not believe that the outcome of this dispute will materially affect the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

NOT APPLICABLE

Item 3. Defaults Upon Senior Securities

A debenture holder has claimed that the Company has defaulted on the issuance of stock underlying the convertible debenture.  The Company disputes the issuance of stock and the event of default; however, management does not believe that the outcome of this dispute will materially affect the Company.

Item 4. Submission of Matters to a Vote of Security Holders

NOT APPLICABLE

Item 5. Other Information

Effective October 17, 2005, the Company acquired all of the shares of Sovereign Exploration Associates International, Inc. ("SEAI") pursuant to the Exchange Agreement dated October 17, 2005 between the Company and SEAI ("Exchange Agreement"). SEAI, a privately held company, is a marine exploration company headquartered in Pennsylvania. Pursuant to the Exchange Agreement, prior management disposed of all of its existing portfolio companies other than Gulf Coast Records LLC. Current management is reviewing its options regarding this portfolio company and whether it wants to maintain its position or divest its holdings in the future.SEAI is replacing assets divested by CALI equal to or greater than those divested. SEAI has received a full release from Gulf Coast Records, LLC. As part of the transaction, SEAI was issued shares equal to ninety percent of all of the issued and outstanding shares of the Company. Prior management agreed to indemnify SEAI from all claims for a period of 1 year, and collateralized the indemnification with previous management's interest in the Company's stock.

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

Sovereign Exploration Associates International, INC.

Date: February 20, 2006	By:	/s/ Robert D. Baca
Robert D. Baca
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Sovereign Exploration Associates International, INC.

Date: February 20, 2006	By:	/s/ Robert D. Baca
Robert D. Baca
President, CEO

Sovereign Exploration Associates International, INC.

Date: February 20, 2006	By:	/s/ Robert D. Baca
Robert D. Baca
Chief Financial Officer