Form 10-Q/A
period 2005-12-31
Sovereign Exploration Associates International, Inc.
filed 2006-02-23
CIK 1019852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

As of December 31, 2005, there were 26,203,040   shares of common stock issued and outstanding

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

Sovereign Exploration Associates International, INC.

Date: February 22, 2006	By:	/s/ Robert D. Baca
Robert D. Baca
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Sovereign Exploration Associates International, INC.

Date: February 22, 2006	By:	/s/ Robert D. Baca
Robert D. Baca
President, CEO

Sovereign Exploration Associates International, INC.

Date: February 22, 2006	By:	/s/ Robert D. Baca
Robert D. Baca
Chief Financial Officer