Form 10-Q/A
period 2005-12-31
Sovereign Exploration Associates International, Inc.
filed 2006-05-23
CIK 1019852

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

OR

[]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-229903

Sovereign Exploration Associates International, Inc.

(Name of small business issuer in its charter)

Utah	30-0123229
(State or other jurisdiction of incorporation )	(I.R.S. Employer identification No.)

503 Washington Ave, Suite 2d, Newtown PA 18940

(Address and Zip Code of Principal Executive Offices)

Registrant's Telephone Number: (781) 246-7512

(Former Name, Former Address if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

 Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes [x]    No [  ]

Indicate by check mark whether the registrant is an accelerated filer (see defined Rule 12b-2 of the Exchange Act).  Yes []    No  [x]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes []    No  [x]

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of May 19, 2006 was 26,203,040.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [x]   No []

 SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2005

TABLE OF CONTENTS

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)
BALANCE SHEETS
	December 31, 2005	June 30, 2005
	(unaudited)
Assets
Investments in and advances to affiliates	$ 2,661,410	$ 1,777,765
Cash and cash equivalents	25,130	31,034
Accounts receivable	45,000	3,692
Prepaid expenses	1,803	-
Fixed assets, net of accumulated depreciation	-	9,658
Notes receivable	-	439,732
Other assets	-	254,207
Goodwill	-	489,000
Security deposit	5,572	5,572

Total assets	$ 2,738,915	$ 3,010,660

Liabilities and Shareholders' Equity
Accounts payable and accrued expenses	$ 307,883	$ 77,989
Related party note payables	645,100	-
Notes payable	117,078	499,900

Total liabilities	1,070,061	577,889

Commitments and contingencies
Shareholders' equity
Class A - Preferred stock, no par value, 10,000 shares
authorized, none issued and outstanding	-	-
Class B - Preferred stock, no par value, 10,000 shares
authorized, none issued and outstanding	-	-
Class C - Convertible Preferred stock, $.001 par value,
10,000 shares issued and outstanding	10,000	10,000
Class D - Preferred stock, no par value, 10,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 250,000,000,000 shares
authorized and 26,203,040 issued as of December
31, 2005; 2,000,000,000 shares authorized; 53,430
outstanding as of June 30, 2005	26,203	53
Capital in excess of par value	20,072,488	17,316,340
Stock subscription receivable	-	(4,760)
Accumulated undistributed net income (loss)	(17,433,120)	(14,231,534)
Net unrealized depreciation of investments	(1,006,717)	(657,328)

Total shareholders' equity	1,668,854	2,432,771

Total liabilities and shareholders' equity	$ 2,738,915	$ 3,010,660

Net asset value per share	$ 0.0637	$ 45.53

See accompanying notes

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)
Statements of Operations
(unaudited)

	Three Months ended		Six Months ended
	December 31,		December 31,
	2005	2004	2005	2004

OPERATING INCOME:
Interest and dividend income:
Control investments	$ 16,768	17,622	$ 40,283	$ 31,315

Total interest and dividend income	16,768	17,622	40,283	31,315

Fee and other income:
Control investments	50,000	423,067	425,000	612,482
Other	7,121	-	52,602	-

Total fee and other income	57,121	423,067	477,602	612,482

Total operating income	73,889	440,689	517,885	643,797

COST OF GOODS SOLD	-	131,414	-	196,053

OPERATING EXPENSES
Depreciation and amortization	-	17,354	615	33,819
Salaries and wages	156,506	214,426	302,692	362,625
General and administrative	254,407	187,760	355,389	545,931
Interest	311	43,202	1,242	87,526
Professional fees	23,410	58,655	72,156	170,463
Other	-	-	-	15,089

Total operating expenses	434,634	521,397	732,094	1,215,453

OPERATING (LOSS) BEFORE INCOME TAXES	(360,745)	(212,122)	(214,209)	(767,709)
Provision for income taxes	-	(26,544)	-	(45,264)

NET OPERATING (LOSS)	(360,745)	(238,666)	(214,209)	(812,973)

See accompanying notes

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)
Statements of Operations, continued
(unaudited)

	Three Months ended		Six Months ended
	December 31,		December 31,
	2005	2004	2005	2004

Net realized gain (loss) on investments
Control investments	(2,525,274)	-	(2,620,117)	-

Total net realized gain (loss) on investments	(2,525,274)	-	(2,620,117)	-

Net unrealized (depreciation) on investments
Portfolio company investments	(558,332)	(78,071)	(716,649)	(7,071)

Total net unrealized (depreciation) on investments	(558,332)	(78,071)	(716,649)	(7,071)

Total net loss on investments	(3,083,606)	(78,071)	(3,336,766)	(7,071)

NET INCOME (LOSS) BEFORE MINORITY INTEREST	(3,444,351)	(316,737)	(3,550,975)	(820,044)
Minority interest	-	(44,583)	-	(161,152)

Total minority interest	-	(44,583)		(161,152)

NET DECREASE IN NET ASSETS
RESULTING FROM OPERATIONS	$ (3,444,351)	$ (272,154)	$ (3,550,975)	$ (658,892)

NET OPERATING LOSS PER COMMON SHARE:
Basic	$ (0.0168)	$ (268.16)	$ (0.0197)	$ (1,566.42)
Diluted	$ (0.0168)	$ (268.16)	$ (0.0197)	$ (1,566.42)

NET LOSS PER COMMON SHARE
Basic	$ (0.1608)	$ (305.79)	$ (0.3270)	$ (1,269.54)
Diluted	$ (0.1608)	$ (305.79)	$ (0.3270)	$ (1,269.54)

WEIGHTED AVERAGE SHARES OF COMMON
STOCK OUTSTANDING:
Basic	21,416,875	890	10,858,934	519
Diluted	21,416,875	890	10,858,934	519

DIVIDENDS DECLARED PER COMMON SHARE	$ -	$ -	$ -	$ -

See accompanying notes

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)
SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
December 31, 2005
(unaudited)

				Fair
Company	Industry	Investment	Cost	Value

Historic Discoveries, Inc.	Marine Exploration	Common Stock - 100%	$ 1,861,410	$ 1,861,410

Sovereign Exploration Associates
International of Spain, Inc.	Marine Exploration	Common Stock - 100%	800,000	800,000

Gulf Coast Records, LLC	Recording Label	Member Interest - 49%	173,868	-

Gulf Coast Records, LLC	Recording Label	Note Receivable
		8% Interest; no
		repayment terms	832,849	-

Total investments in and advances to affiliates			$ 3,668,127	$ 2,661,410

See accompanying notes

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)
STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Six Months Ended
	December 31,
	2005	2004

Operations:
Net operating (loss)	$ (214,209)	$ (812,973)
Net realized gain (loss) on investments	(2,620,117)	-
Net unrealized (depreciation) of investments	(716,649)	(7,071)

Net decrease in net assets resulting from operations	(3,550,975)	(820,044)

Shareholder distributions:
Common stock dividends	-	-

Net decrease in net assets resulting from shareholder distributions	-	-

Capital share transactions:
Issuance of common stock	2,799,067	1,025,895
Other	(12,009)	-

Net increase in net assets resulting from capital share transactions	2,787,058	1,025,895

Total increase (decrease) in net assets	(763,917)	205,851

Net assets beginning of period	2,432,771	2,585,093

Net assets end of period	$ 1,668,854	$ 2,790,944

Net asset value per common share	$ 0.0637	$ 1,358.98

Common shares outstanding at end of period	26,203,040	2,054

See accompanying notes

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)
STATEMENTS OF CASH FLOWS Unaudited
	Six Months Ended	Six Months Ended
	December 31, 2005	December 31, 2004
Operating activities:
Net (decrease) in net assets resulting from operations	$ (3,550,975)	$ (658,892)
Adjustments to reconcile net (decrease) in net assets resulting from operations to net cash providing by operating activities:
Net unrealized appreciation (depreciation) on investments	(716,649)	7,071
Net realized (gain) loss on investments	2,620,117	-
Deferred income tax	-	45,264
Stock issued for services	-	88,947
Minority interest	-	(161,152)
Depreciation and amortization	615	28,645
(Increase) decrease in:
Prepaid expenses	(1,803)	-
Accounts receivable	(41,308)	(254,847)
Other assets	254,207	14,002
Goodwill	489,000	-
Increase in accounts payable and accrued expenses	229,893	59,809
Net cash (used in) operating activities	(716,903)	(831,153)

Investing activities:
Decrease (increase) in notes receivable	(71,758)	(571,731)
Purchase of property and equipment	-	(26,438)
Purchase of investments, portfolio companies	(2,661,410)	(161,674)
Net cash (used in) investing activities	(2,733,168)	(759,843)

Financing activities:
Proceeds from notes payable to related parties	645,100	845,150
Payment of notes payable to related parties	-	(65,000)
Payment of notes payable	-	(222,917)
Issuance of common stock	2,799,067	634,474
Issuance of preferred stock	-	10,000
Distributions	-	(1,296)
Net cash provided by financing activities	3,444,167	1,200,411

Net (decrease) in cash and cash equivalents	(5,904)	(390,585)

Cash, beginning of period	31,034	470,940

Cash, end of period	$ 25,130	$ 80,355

See accompanying notes

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

Unaudited

December 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Activities

Sovereign Exploration Associates International, Inc. (the "Company") was incorporated in the state of Utah in 1980. The company was formerly known as CALI Holdings, Inc. On October 26, 2005 the Company changed its name from CALI Holdings, Inc. to Sovereign Exploration Associates International, Inc.

On January 5, 2004 the Company's shareholders consented to the proposal to allow the Company to adopt business development company ("BDC") status under the Investment Company Act of 1940 ("1940 Act"). A BDC is a specialized type of Investment Company under the 1940 Act. A BDC may primarily be engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels; such companies are termed "eligible portfolio companies". The Company as a BDC, may invest in other securities, however such investments may not exceed 30% of the Company's total asset value at the time of such investment. The Company filed its BDC election with the SEC (Form N-54A) on January 13, 2004. The Company provides equity and long-term debt financing to small and medium-sized private companies. The Company's investment objective is to achieve long-term capital appreciation in the value of its investments and to provide current income primarily from interest, dividends and fees paid by its portfolio companies.

Basis of Presentation

Different accounting principles are used in the preparation of financial statements of a business development company under the Investment Company Act of 1940 and therefore, the financial statements is presented using the guidelines outlined under the 1940 Act. By becoming a BDC, the Company has effected a change in accounting principle and no longer consolidates its investments in portfolio companies in accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Act of 1934 in which a BDC does not consolidate portfolio company investments, including those in which it has a controlling interest. Certain reclassifications have been made to the December 31, 2004 and June 30, 2005 amounts to make them consistent with the December 31, 2005 classifications.

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

For certain investment companies, the Company provides management services and recognizes an agreed upon fixed monthly fee ("Fee Income") and expenses. Fee Income includes fees for services rendered by the Company to portfolio companies and other third parties such as diligence, structuring, transaction services, management services, and other advisory services. Diligence, structuring, and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Management and other advisory services fees are generally recognized as income as the services are rendered.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

Unaudited

December 31, 2005

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

Net (Loss) Per Common Share

Net (Loss) per common share is computed using the weighted average of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. As discussed further in Notes N and O, any references to amounts per share or weighted average common shares have been restated to reflect reverse splits.

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

Goodwill and Other Intangibles

The Company records Goodwill in accordance with Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets. Intangible assets such as goodwill are not amortized; instead the Company will review the goodwill not less frequently than annually to see if it has been impaired. If impairment occurs, it will be recorded as an expense in that period. During the three months ending December 31, 2005, goodwill was adjusted to zero pursuant to the calculation of the divesture of the assets in Note J.

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

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

Unaudited

December 31, 2005

Valuation of Investments, continued

The Company has investments in three (3) controlled portfolio companies as of December 31, 2005.

Historic Discoveries, Inc.

Sovereign Exploration Associates International of Spain, Inc. (SEAI - SPAIN)

Gulf Coast Records, LLC

The portfolio companies consist of Historic Discoveries, Inc.; Artifact Recovery & Conservation, Inc. and Sea Research, Inc. (SR) are wholly owned subsidiaries of Historic Discoveries, Inc.

Artifact Recovery & Conservation, Inc. (ARC)

Artifact Recovery & Conservation, Inc. (ARC) has secured the rights to five (5) sites; several of the sites have revealed multiple ships with historic and intrinsic value. Currently ARC operates recovery operations on two of the five sites. ARC manages its own dive teams and oversees operations for contracted recovery teams. Management is in the process of preparing time lines and operating plans for the other sites.

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

Gulf Coast Records, LLC

Gulf Coast Records, LLC is an independent record label. In 2005, Gulf Coast was developing record artist Glenn Cummings. There has been no activity in the development or promotion of this artist since September 2005. Current management is reviewing its options regarding this portfolio company and whether it wants to maintain its position or divest its holdings in the future.

Current management does not possess adequate information to determine the proper fair market value of this portfolio company, at this time, and has reduced the value of the investment and note receivable to zero. Once management receives the necessary information, it will update the fair market value of these assets. Current management is actively negotiating with the management of Gulf Coast Records, LLC regarding the recovery of the Company's investment.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

Unaudited

December 31, 2005

NOTE C - FIXED ASSETS

Prior to the effective execution of the Exchange Agreement on October 17, 2005, the fixed assets of the Company consisting of computer and office equipment were sold pursuant to a warranty bill of sale for $10 to KMA Capital Partners Ltd. Inc of Texas.

Depreciation expense for the six months ended December 31, 2005 and 2004 was $615 and $642, respectively.

Current management has requested the appropriate documentation from the management of KMA Capital, Ltd., in an effort to determine the effect these transactions had on shareholders and to assess any subsequent actions that may be required by current management.

NOTE D - STOCK ISSUED FOR SERVICES

During the six month ended December 31, 2005, the Company did not issue any stock for services.

During the six months ended December 31, 2004, prior management issued 12,250 shares of the Company's common stock for various professional consulting services. The value assigned to the above shares ($52,250) is based on the stocks' traded market price on or about the date the shares were issued and are included in professional fees.

NOTE E - UNREALIZED GAINS (LOSSES) ON INVESTMENTS

For the six months ended December 31, 2005 and 2004, the Company recognized an unrealized loss on the Company's investments in the amount of $716,649 and $7,071, respectively.

NOTE F- INCOME TAXES

At June 30, 2005, the Company had approximately $6,414,480 of tax net operating loss carryforwards.

Pursuant to the Exchange Agreement dated October 17, 2005, substantial ownership of the Company was transferred and according to Internal Revenue Service Regulations, this is a transaction that will eliminate all of the loss carryforwards for federal income tax purposes starting with fiscal year ending June 30, 2006.

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

Rent expense for the six months ended December 31, 2005 and 2004 was $36,717 and $69,778, respectively.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

Unaudited

December 31, 2005

NOTE H - NOTES PAYABLE

The following are convertible debentures as of December 31, 2005 that were not converted as part of the Exchange Agreement dated October 17, 2005:

8% convertible debenture to an individual dated May 27, 2005 with an initial principal balance of $21,000 due no later than May 27, 2006; outstanding principal and interest	$ 22,134

5.25% convertible debenture to Golden Gate Investors dated June 29, 2005 with an initial principal balance of $40,000 due no later than June 29, 2008; outstanding principal and interest...(this convertible debenture is currently in dispute)

$ 87,647

8% convertible debenture to an individual dated May 18, 2005 with an initial principal balance of $35,000 due no later than May 18, 2006; outstanding principal and interest	$ 7,297
Total notes payable, current	$117,078

NOTE I - RELATED PARTY NOTES PAYABLE

As of December 31, 2005, $45,100 was owed to certain officers of the Company. These funds were advanced to the Company for cash flow purposes in the form of demand notes bearing no interest.

As of December 31, 2005, $600,000 was owed to Sea Hunt, Inc., a related party to the Company. $300,000 of these funds were advanced to the Company for the payment made on October 17, 2005 pursuant to the terms of the Exchange Agreement, and $300,000 of these funds were to be paid to the prior management and consulting firm on March 31, 2006 for the obligations under the Exchange Agreement dated October 17, 2005. However, the Company is currently in litigation with prior management and the consulting firm regarding their breach of the obligations under the Exchange Agreement dated October 17, 2005.

NOTE J - DIVESTITURE OF ALL PORTOLIO COMPANIES AND OTHER ASSETS

Prior to the effective execution of the Exchange Agreement on October 17, 2005, the Company was required to divest of all of its assets including the investment in all portfolio companies, notes receivable, and all remaining assets except for its investment in, and its note receivable due from Gulf Coast Records, LLC and other assets consisting of prepaid legal fees and security deposits of $7,375. As of December 31, 2005, the investment in and the note receivable due from Gulf Coast has been reduced to zero. Current management is actively negotiating with the management of Gulf Coast Records, LLC regarding the recovery of the Company's investment.

Prior to the effective date of the Exchange Agreement dated October 17, 2005, two separate bills of sales required the following lists of assets of the Company to be sold to KMA Capital, Ltd. of Texas for total consideration of $10 and Kairos Holdings, Inc. for a total consideration of $10:

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.

(F/K/A - Cali Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

Unaudited

December 31, 2005

Sold to KMA Capital Ltd. Of Texas

Sports Nation, Inc.

Buehler Earth & Waterworks, LLC

Brokerage account of CALI at NevWest

TS&B Financial Services, Inc.

Wellstone Acquisition Corporation

TS&B Gaming & Entertainment Corp.

TSB Ventures, Inc.

Three (3) Dell notebook computers

Furniture and fixtures

Office and computer equipment

Sold to Kairos Holdings, Inc.

Interest in and to investment in KMA Capital Partners Ltd - Nine (9) Limited Partnership Units

KMA Capital, Ltd. is owned in part by Kairos Holdings, Inc.

Prior to the execution of the Exchange Agreement on October 17, 2005, total realized loss on the divestiture of these assets of the Company was $2,525,274. This amount was recorded as et realized loss on investments: control investments. The Company does not have any information regarding the valuation of these companies. Prior management owns a controlling interest in the divested companies.

NEX2U, Inc. is listed as a portfolio company investment as of September 30, 2005; however, it was not included in either of the above referenced bills of sale included in the Exchange Agreement dated October 17, 2005. As of September 30, 2005, this portfolio company had a cost basis of $16,000. The Company has requested documentation from prior management regarding the transfer of NEX2U, Inc. to Kairos Holdings, Inc., and the consideration for such transfer.

On September 21, 2005, prior management sold the Company's 51% interest in Buehler Earth and Waterworks, LLC for $110,000 to Buehler's managing member.

Current management has requested the appropriate documentation from the management of KMA Capital, Ltd. and Kairos Holdings, Inc. in an effort to determine the effect these transactions had on shareholders.

NOTE K - EXCHANGE AGREEMENT

At closing of the Exchange Agreement on October 17, 2005, the Company agreed to pay to Charles Giannetto, James E, Jenkins and KMA Capital, in total the sum of Six Hundred Thousand and no/100 dollars ($600,000) in complete termination and release of the Executive Management contracts from Cali to Giannetto and Jenkins and the consulting contract of Cali to KMA. Three Hundred Thousand ($300,000) was paid at closing and the balance of $300,000 was to be paid on or before March 31, 2006. Additionally, two of the former officers of the Company, and a management consulting firm (KMA Capital Partners, Ltd.) were to receive an aggregate 5% of the outstanding shares of the Company, post reverse split.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

Unaudited

December 31, 2005

Pursuant to the Exchange Agreement, the Company received in exchange for total consideration under the Exchange Agreement an interest in one controlled portfolio company: Historic Discoveries, Inc. See Note B for a description of this portfolio company. The consideration for the acquisition of this portfolio company was $1,861,410 in the form of obligations as outlined in Exhibit G of the Exchange Agreement.

Under the requirements of a BDC, management is required to recognize the fair market value of its ownership interest in its portfolio companies. As of December 31, 2005, management's good faith estimate of fair market value of its investment in Historic Discoveries, Inc. equals its cost of $1,861,410 as fully disclosed in the Exchange Agreement.

Prior management received consent for the transaction by the holders of 51% of the outstanding shares as of the date of the Exchange Agreement. Current management is reviewing the consent transaction to determine if all filing requirements were completed by prior management as they relate to the shareholder approval of this transaction.

Senior Security Instruments

Prior to the Exchange Agreement, there is a Revenue Agreement as outlined in Exhibit B of the Exchange Agreement, that requires 20% revenue participation payable to the original owners of the permits from the net recovery of the shipwrecks for the permits that have been assigned to the subsidiaries of the Company's portfolio company, Historic Discoveries, Inc. The 20% revenue participation allows Historic Discoveries, Inc. to defer permit transfer fees and align site permit cost with revenue generation, eliminating the exposure associated with sites that do not produce a material number of artifacts. Historic Discoveries, Inc. is only required to pay the 20% revenue participation when sites produce net revenue. The 20% revenue participation also provides Historic Discoveries, Inc. the right of first refusal on future sites, creating a mechanism for Historic Discoveries, Inc. and its operating companies to build site inventory while deferring the associated cost and reducing financial risk. The Revenue Agreement with the original owners was executed prior to October 17, 2005. The original owners of these permits are the beneficial owners of the controlling interest in the stock received in the Exchange Agreement. Additionally, officers and directors of the Company hold certain executive positions in Historic Discoveries, Inc. and its subsidiaries.

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

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

Unaudited

December 31, 2005

NOTE L - STOCKHOLDERS' EQUITY

As of December 31, 2005, the authorized capital of the Company is 250,000,000,000 shares of common stock (with voting rights); par value $.001.

The Company has authorized 10,000 shares of Class A, no par, preferred stock and has issued and outstanding 10,000 shares as of December 31, 2005 and 3,725,000 shares as of December 31, 2004, as discussed further in Note O. The Class A preferred stock has conversion rights to the Company's common stock (with voting rights) of 4-1.

As of December 31, 2005, the Company has authorized and issued 10,000 shares of convertible Class C, .001 per share, preferred stock. The Class C preferred stock has conversion rights to the Company's common voting stock of 1-1. If at any time or time to time, there is a capital reorganization of the common stock (reverse split, forward split, etc.) the number of Class C preferred stock authorized, issued and outstanding, and the number of shares of common stock into which such Class C preferred shall not be entitled to vote such shares (except as otherwise expressly provided herein or as required by law, voting together with the common stock as a single class), but shall be entitled to notice of any stockholders' meeting in accordance with the Company's bylaws. In lieu of voting rights, the holders of Class C preferred, voting as a class shall be entitled to elect two of the Board of Directors at each meeting.

The investment in Historic Discoveries, Inc. and the investment in Sovereign Exploration Associates of Spain Inc., individually and in total of the two investments, exceed 25% of the total investments, at fair value which approximates cost, reflected in the financial statements presented herein.

As of December 31, 2005, the Company has authorized but not issued 10,000 shares of Class D, no par, preferred stock.

As of the date of this report no preferred shares have been converted to common stock.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

Unaudited

December 31, 2005

ISSUANCE OF STOCK

On October 5, 2005, the prior management issued 800,000 shares of restricted common stock (with voting rights) to KMA Capital Partners, Ltd. The Company is in dispute with prior management and related consulting firm, over the subsequent sale of 400,000 shares of this restricted stock. The Company does not possess any documentation, nor does it have any knowledge regarding the consideration for which these shares were issued to KMA Capital Partners, Ltd. The Company has requested documentation for the issuance of these shares and this matter is part of the ongoing litigation with the prior management.

On October 14, 2005, the prior management issued the 556,166,667 common shares (556,166 common shares post reverse split of January 17, 2006) referred to in Note H of the September 30, 2005 Form 10-Q to Sequoia International, Inc. and therefore, has satisfied the Escrow Agreement with Sequoia International, Inc. "Escrow Agreement with Sequoia International, Inc. in which the Company has received $166,850 and will in turn disburse 556,166,667 shares into an escrow account at the discretion of Sequoia."

On October 14, 2005, the prior management issued the 191,700,000 common shares (191,700 common shares post reverse split of January 17, 2006) referred to in Note H of the September 30, 2005 Form 10-Q to an individual and therefore, has satisfied the Escrow Agreement with that individual. "Escrow Agreement with an individual in which the Company has received $95,850 and will in turn disburse 191,700,000 shares into an escrow account at the discretion of the individual"

On December 26, 2005, the Company issued 100,000 shares of common stock for 100% ownership of the stock of Sea Quest, Inc. Sea Quest, Inc. is a wholly owned subsidiary of Sea Research, Inc. Sea Quest, Inc. was owned 50% by a private unrelated individual and 50% owned by Sea Hunt Holding, LLC, which is owned by the Chairman of the Company.

NOTE M - CONCENTRATION OF CREDIT RISK

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

As of December 31, 2005, the fair value of the investment in Historic Discoveries, Inc. or $1,861,400 is approximately 69.9% of the total investments, at fair value, of $2,661,410.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

Unaudited

December 31, 2005

The investment in Historic Discoveries, Inc. and the investment in Sovereign Exploration Associates of Spain Inc., individually and in total of the two investments, exceeds 25% of the total investments, at fair value which approximates cost, reflected in the financial statements presented herein.

As of December 31, 2005, a note receivable in the amount of $832,849 (offset by an allowance to reduce the market value of this note and investment to $0) from Gulf Coast Records is included in Investments in and advances to affiliates in the accompanying balance sheet. Current management is reviewing its options regarding this portfolio company and whether it wants to maintain its position or divest its holdings in the future, while actively negotiating with the management of Gulf Coast Records, LLC regarding the recovery of the Company's investment. The Company has recently received information from the management of Gulf Coast Records, LLC that has caused the Company to reduce the fair market value to zero at this time.

NOTE N - REVERSE STOCK SPLITS

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

NOTE O - SUBSEQUENT EVENTS

On January 17, 2006, the Board of Directors authorized a 1,000 to 1 reverse stock split of the Company's $.001 par value common stock. As a result of the reverse split, 2,535,359,053 shares were returned to the Company and additional paid in capital was increased by $2,535,359.

Pursuant to the Exchange Agreement, the owners of the stock of Historic Discoveries, Inc. and Sea Hunt, Inc. collectively were to receive 90% of the outstanding shares of the Company, post reverse split.

Two of the former officers of the Company, and a management consulting firm (KMA Capital Partners, Ltd.) collectively were to receive an aggregate 5% of the outstanding shares of the Company, post reverse split.

Due to the activities and transactions of prior management and the consulting firm, the Company did not issue additional shares to prior management and the consulting firm pursuant to the Exchange Agreement, and as a result, the public shareholders now own 8.47% of the outstanding shares. The Company reduced the amount of the shares due to the former officers and the consulting firm, from 5% to 1.53%, taking into account their unauthorized sale of restricted stock and other alleged improper activities which are the subject of the ongoing litigation previously mentioned.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

Unaudited

December 31, 2005

On January 17, 2006, the Board of Directors cancelled the 10,000 shares of Series A Convertible Preferred Stock, no par value, and the 9,990 shares of Series C Convertible Preferred Stock, no par value. The Series A Preferred shares were partially owned by the prior management (3,750 shares) and indirectly owned by the Company through its portfolio company Historic Discoveries, Inc. (6,250 shares). Pursuant to the Exchange Agreement, the Company had the authority to cancel and retire the shares of prior management. The Company determined that it was in the best interests of the Company's shareholders to cancel and retire all issued and outstanding shares of Series A Convertible Preferred Stock.

All references in the accompanying financial statements to the number of common shares and per share amounts for 2005 and 2004 have been restated to reflect the reverse stock split.

NOTE P: RELATED PARTY TRANSACTONS

As of December 31, 2005, the following is a listing of all related party transactions and/or relationships of the Company:

OFFICERS LOANS

As of December 31, 2005, $45,100 was owed to certain officers of the Company. These funds were advanced to the Company for cash flow purposes in the form of demand notes bearing no interest.

RELATED PARTY NOTE PAYABLE TO SEA HUNT, INC.

As of December 31, 2005, $600,000 was owed to Sea Hunt, Inc., a related party of the Company. $300,000 of these funds were advanced to the Company for the payment made on October 17, 2005 pursuant to the terms of the Exchange Agreement, and $300,000 of these funds were to be paid to the prior management and consulting firm on March 31, 2006 for the obligations under the Exchange Agreement dated October 17, 2005. However, the Company is currently in litigation with prior management and the consulting firm regarding their breach of the obligations under the Exchange Agreement dated October 17, 2005.

SENIOR SECURITY INSTRUMENT - HISTORIC DISCOVERIES, INC.

Prior to the Exchange Agreement, there is a Revenue Agreement as outlined in Exhibit B of the Exchange Agreement, that requires 20% revenue participation payable to the original owners of the permits from the net recovery of the shipwrecks for the permits that have been assigned to the subsidiaries of the Company's portfolio company, Historic Discoveries, Inc. The 20% revenue participation allows Historic Discoveries, Inc. to defer permit transfer fees and align site permit cost with revenue generation, eliminating the exposure associated with sites that do not produce a material number of artifacts. Historic Discoveries, Inc. is only required to pay the 20% revenue participation when sites produce net revenue. The 20% revenue participation also provides Historic Discoveries, Inc. the right of first refusal on future sites, creating a mechanism for Historic Discoveries, Inc. and its operating companies to build site inventory while deferring the associated cost and reducing financial risk. The Revenue Agreement with the original owners was executed prior to October 17, 2005.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

Unaudited

December 31, 2005

RELATED PARTY OWNERSHIP OF PERMITS

The original owners of the permits, as identified under Senior Security Instrument - Historic Discoveries, Inc., are the beneficial owners of the controlling interest in the stock of the Company received in the Exchange Agreement dated October 17, 2005.

OFFICERS AND DIRECTORS OF THE COMPANY

Certain officers and directors of the Company hold certain executive positions in Historic Discoveries, Inc., Sea Hunt, Inc. and their respective subsidiaries.

ACQUISITION OF SEA QUEST, INC.

On December 26, 2005, the Company issued 100,000 shares of common stock for 100% ownership of the stock of Sea Quest, Inc. Sea Quest, Inc. is a wholly owned subsidiary of Sea Research, Inc. Sea Quest, Inc. was owned 50% by a private unrelated individual and 50% owned by Sea Hunt Holding, LLC, which is owned by the Chairman of the Company.

STOCK ACQUISTION - EXHANGE AGREEMENT

Pursuant to the Exchange Agreement dated October 17, 2005, Sovereign Marine Explorations, Inc (owner of Artifact Recovery & Conservation, Inc.) and Sea Hunt, Inc. (owner of Sea Research, Inc.) collectively own 90% of the Company's outstanding common stock and 100% of the Company's Class C, Convertible Preferred Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion will assist in the understanding of the Company's financial position and results of operations. The information below should be read in conjunction with the financial statements and the notes thereto, and the other recent Company filings describing the October 17, 2005 definitive agreement with Sovereign Exploration Associates International, Inc. (SEAI).

Among other material items, the October 17, 2005 Exchange Agreement required CALI Holdings, Inc. to divest all its portfolio companies in existence at the time of the execution of the Exchange Agreement, with the sole exception of Gulf Coast Records. Current management is reviewing its options regarding this portfolio company and whether it wants to maintain its position or divest its holdings in the future.

The reader of this discussion, the related financial statements and notes thereto, and other recent Company filings should understand that the Portfolio companies, the Senior Management team, and the Board of Directors have all materially changed.

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

The Company is a financial services company providing financing and advisory services to small and medium-sized companies. Effective January 5, 2004 the Company shareholders approved the proposal to allow the Company to convert to a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act").

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

The Company provides equity and long-term debt financing to small and medium-sized private companies. The company's investment objective is to achieve long-term capital appreciation in the value of its investments and to provide current income primarily from interest, dividends and fees paid by its portfolio companies.

Portfolio Investments

The Company has investments in three (3) controlled portfolio companies as of December 31, 2005.

Historic Discoveries, Inc.

Sovereign Exploration Associates International of Spain, Inc. (SEAI - SPAIN)

Gulf Coast Records, LLC

The portfolio companies consist of Historic Discoveries, Inc., Artifact Recovery & Conservation, Inc. and Sea Research, Inc. (SR) are wholly owned subsidiaries of Historic Discoveries, Inc.

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

Gulf Coast Records, LLC

Gulf Coast Records, LLC is an independent record label. In 2005, Gulf Coast was developing record artist Glenn Cummings. There has been no activity in the development or promotion of this artist since September 2005. Current management is reviewing its options regarding this portfolio company and whether it wants to maintain its position or divest its holdings in the future.

Management does not possess adequate information to determine the proper fair market value of this portfolio company, at this time, and has reduced the value of the investment and note receivable to zero. Once management receives the necessary information, it will update the fair market value of these assets. Current management is actively negotiating with the management of Gulf Coast Records, LLC regarding the recovery of the Company's investment.

Dispositions of Investments

Prior to the effective execution of the Exchange Agreement on October 17, 2005, the Company was required to divest of all of its assets including the investment in all portfolio companies, notes receivable, and all remaining assets except for its investment in, and its note receivable due from Gulf Coast Records, LLC and other assets consisting of prepaid legal fees and security deposits of $7,375. As of December 31, 2005, the investment in and the note receivable due from Gulf Coast was reduced to zero.

Management does not possess adequate information to determine the proper fair market value of this portfolio company, at this time. Once management receives the necessary information, it will update the fair market value of these assets. Current management is actively negotiating with the management of Gulf Coast Records, LLC regarding the recovery of the Company's investment.

Prior to the effective date of the Exchange Agreement dated October 17, 2005, two separate bills of sales required the following lists of assets of the Company to be sold to KMA Capital, Ltd. of Texas for total consideration of $10 and Kairos Holdings, Inc. for a total consideration of $10:

Sold to KMA Capital Ltd. Of Texas

Sports Nation, Inc.

Buehler Earth & Waterworks, LLC

Brokerage account of CALI at NevWest

TS&B Financial Services, Inc.

Wellstone Acquisition Corporation

TS&B Gaming & Entertainment Corp.

TSB Ventures, Inc.

Three (3) Dell notebook computers

Furniture and fixtures

Office and computer equipment

Sold to Kairos Holdings, Inc.

Interest in and to investment in KMA Capital Partners Ltd - Nine (9) Limited Partnership Units

KMA Capital, Ltd. is owned in part by Kairos Holdings, Inc.

Total loss on the divestiture of these assets of the Company was $2,620,117; this amount was recorded as aet realized loss on investments: control investments. The Company does not have any information regarding the valuation of these companies. Prior management owns a controlling interest in the divested companies.

NEX2U, Inc. is listed as a portfolio company investment as of September 30, 2005; however, it was not included in either of the above referenced bills of sale included in the Exchange Agreement dated October 17, 2005. As of September 30, 2005 this portfolio company had a cost basis of $16,000. The Company has requested documentation from prior management regarding the transfer of NEX2U, Inc. to Kairos Holdings, Inc., and the consideration for such transfer.

On September 21, 2005, prior management sold the Company's 51% interest in Buehler Earth and Waterworks, LLC for $110,000 to Buehler's managing member.

Current management has requested the appropriate documentation from the management of KMA Capital, Ltd. and Kairos Holdings, Inc. in an effort to determine the effect these transactions had on shareholders.

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

As a business development company, the Company is required to make significant managerial assistance available to the companies in its investment portfolio. In addition to the interest and dividends received from the Company's private finance investments, the Company will often generate additional fee income for the structuring, due diligence, transaction and management services and guarantees provided to its portfolio companies.

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

Investments in Private Companies Involves a High Degree of Risk.

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

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q/A.

Forward Looking Statements

This Form 10-Q/A including the Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements that involve substantial risk and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about the Company's industry, beliefs, and assumptions. Such forward-looking statements involve risks and uncertainties that could cause risks or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include without limitation statements relating to the Company's plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond the Company's control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

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

Valuation of Investments

At December 31, 2005, 97.17% of the Company's total assets represented investments recorded at fair value, which approximates cost. Value as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in its portfolio, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and consistent valuation process. Because of the inherent uncertainty in determining the fair value of investments that do not have a readily ascertainable market value, the fair value of its investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Financial Condition

The Company's assets decreased by $271,745 or 9.03% to $2,738,915 during the six months ending December 31, 2005.

The Company's financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small and medium-sized companies. These businesses tend to be thinly capitalized, small companies that may lack experienced management. The following summarizes the Company's investment portfolio as of December 31, 2005.

December 31, 2005

Investment at Cost	$3,668,127

Unrealized depreciation, net	(1,006,717)

Total investments in and advances to affiliates	$2,661,410

During the Company's fiscal year, the Company valued its equity and investment holdings in accordance with the established valuation policies (see "Valuation of Investments and Equity Holdings") above.

The cash and cash equivalents approximated .92% of net assets as of December 31, 2005.

Results of Operations

The results of operations for the six months ended December 31, 2005 reflect the net effects of the Exchange Agreement completed on October 17, 2005.

After October 17, 2005, a new management of officers and directors assumed control of the Company.

The financial effect of this transaction is reflected in the financial statements for the three months ended December 31, 2005. The accounting treatment of this transaction increased the Company's realized loss by $(2,525,274) and increased the unrealized loss by $(558,332)

Taking into account this one time treatment of the recording of this transaction would reduce the loss for the quarter ended and six months ended December 31, 2005 to $(919,077) and $(1,025,701) respectively.

Dividends and Interest

Dividends and interest income on investments for the six months ended December 31, 2005 and December 31, 2004 was $40,283 and $31,315, respectively. The increase in interest and dividends was primarily due to the sources of income shifting from a transactional base business to the Company receiving interest income from its portfolio companies.

Management Fees

Management fees for the six months ended December 31, 2005 and December 31, 2004 were $425,000 and $612,482 respectively. The management fees decreased mainly due to the sale of the Company's portfolio investments in the last quarter. The majority of these management fees were earned by the prior management in the quarter ending September 30, 2005.

Operating Expenses

Total operating expenses for the six months ended December 31, 2005 and December 31, 2004 was $732,094 and $1,215,453. A significant component of total operating expenses was general and administrative expenses of $355,389 and $545,931 for the six months ending December 31, 2005 and 2004, respectively. The decrease in general and administrative expenses would have been greater but for the bad debt expense of $143,232 for the non-portfolio company assets that were written-off in October 2005 as part of the divestiture of assets prior to the Exchange Agreement dated October 17, 2005. A second component of total operating expenses was professional fees of $72,156 for the six months ending December 31, 2005 and $170,463 for the six months ending December 31, 2004. The decrease in professional fees is primarily due to the Company using employees rather than outside consultants to complete due diligence on potential portfolio companies.

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

Private Portfolio Company Investments

The following is a list of the private companies in which the Company had an investment in and the fair market value which approximates cost of such securities at December 31, 2005:

Name of Company	Cost	FMV

Historic Discoveries, Inc.	$1,861,410	$1,861,410

Gulf Coast Records, LLC - Investment and Note Receivable	1,006,717	-

Sovereign Exploration Associates International of Spain, Inc.	800,000	800,000

Total	$3,668,127	$2,661,410

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

Item 4. Control & Procedures

Evaluation of Disclosure Control and Procedures

Management, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on such evaluation, the principal executive officer and principal financial officer have concluded that as of such date, the disclosure controls and procedures were deficient and designed new controls and procedures to ensure that information required to be disclosed by management in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in applicable SEC rules and forms were effective. The new controls designed by the principal executive officer and principal financial officer are effective in ensuring that reports that are filed or submitted under the Exchange Act are accurate and do not contain any material misstatements.

Changes in Internal Control Over Financial Reporting

Subsequent to the Company's evaluation as stated above, there have been no significant changes in internal control or in other factors that could significantly affect those controls subsequent to our evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject. A debenture holder has claimed that the Company has defaulted on the issuance of stock underlying the convertible debenture.  The Company disputes the issuance of stock and the event of default; however, management does not believe that the outcome of this dispute will materially affect the Company as a result of the Company's collateral position against prior management relating to the note. The Company is in dispute with prior management which filed for arbitration to recover stock and the balance owed on a note. The Company has counter-claimed, inter alia, for the return of monies paid and breach of fiduciary duties; however, management does not believe that the outcome of this dispute will materially affect the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 26, 2005, the Company issued 100,000 shares of common stock for 100% ownership of the stock of Sea Quest, Inc. Sea Quest, Inc. is a wholly owned subsidiary of Sea Research, Inc. Sea Quest, Inc. was owned 50% by a private un-related individual and 50% owned by Sea Hunt Holding, LLC, which is owned by the Chairman of the Company.

On October 5, 2005, the prior management issued 800,000 shares of restricted common stock to KMA Capital Partners, Ltd. The Company does not possess any documentation, nor does it have any knowledge regarding the consideration for which these shares were issued to KMA Capital Partners, Ltd. Although the shares were restricted, 400,000 shares were subsequently sold in December 2005. These shares are the subject of legal proceedings between current and prior management.

Subsequent to the reverse split on January 17, 2006, pursuant to the Exchange Agreement of October 17, 2005, the Company issued 11,791,368 shares of the Company's common stock to Sovereign Marine Explorations, Inc.("SME") in exchange for its 50% interest in Historic Discoveries, Inc., and 11,791,368 to Sea Hunt, Inc. ("SH") in exchange for its 50% interest in Historic Discoveries, Inc. Officers and directors of the Company hold certain executive positions in Historic Discoveries, Inc., SME, and SH.

The 100,000 shares of common stock, the 800,000 shares of common stock, and both blocks of 11,791,368 shares of common stock were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act. The recipients of the shares took the securities for investment purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of the Company's shares. The 100,000 shares of common stock were sold, and the 800,000 shares of common stock and both blocks of 11,791,368 shares of common stock were issued only to persons with whom the Company had a direct personal preexisting relationship, and after a thorough discussion. Finally, the Company's stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer. All certificates representing the remaining shares bear restrictive legends as required by the Securities Act.

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

Item 4. Submission of Matters to a Vote of Security Holders

NOT APPLICABLE

Item 5. Other Information

Effective October 17, 2005, the Company acquired all of the shares of Historic Discoveries, Inc. pursuant to the Exchange Agreement dated October 17, 2005 between the Company and Historic Discoveries, Inc. ("Exchange Agreement"). Historic Discoveries, Inc., a privately held company, is a marine exploration company headquartered in Pennsylvania. Pursuant to the Exchange Agreement, prior management disposed of all of its existing portfolio companies other than Gulf Coast Records LLC. Current management is reviewing its options regarding this portfolio company and whether it wants to maintain its position or divest its holdings in the future, while actively negotiating with the management of Gulf Coast Records, LLC regarding the recovery of its investment. Historic Discoveries, Inc. and Sea Hunt, Inc. were issued shares equal to ninety percent of all of the issued and outstanding shares of the Company. Prior management agreed to indemnify Historic Discoveries, Inc. from all claims for a period of 1 year, and collateralized the indemnification with previous management's interest in the Company's stock.

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

Sovereign Exploration Associates International, INC.

Date: May 19, 2006	By:	/s/ Robert D. Baca
Robert D. Baca
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Sovereign Exploration Associates International, INC.

Date: May 19, 2006	By:	/s/ Robert D. Baca
Robert D. Baca
President, CEO

Sovereign Exploration Associates International, INC.

Date: May 19, 2006	By:	/s/ Robert D. Baca
Robert D. Baca
Chief Financial Officer