Form 10QSB
period 2006-03-31
Sovereign Exploration Associates International, Inc.
filed 2006-05-23
CIK 1019852

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

[]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-229903

Sovereign Exploration Associates International, Inc.

(Name of small business issuer in its charter)

Utah	30-0123229
(State or other jurisdiction of incorporation )	(I.R.S. Employer identification No.)

503 Washington Ave, Suite 2d, Newtown PA 18940

(Address and Zip Code of Principal Executive Offices)

Registrant's Telephone Number: (781) 246-7512

(Former Name, Former Address if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

 Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  []

Indicate by check mark whether the registrant is an accelerated filer (see defined Rule 12b-2 of the Exchange Act).  Yes []    No   ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes []    No   ☒

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of May 22, 2006 was 26,203,040.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No  []

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2006

TABLE OF CONTENTS

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)
BALANCE SHEETS

	March 31, 2006	June 30, 2005
	(unaudited)
Assets
Investments in and advances to affiliates	$ 2,707,070	$ 1,777,765
Cash and cash equivalents	14,376	31,034
Accounts receivable	90,000	3,692
Prepaid expenses	1,803	-
Fixed assets, net of accumulated depreciation	-	9,658
Notes receivable	-	439,732
Other assets	-	254,207
Goodwill	-	489,000
Security deposit	5,572	5,572

Total assets	$ 2,818,821	$ 3,010,660

Liabilities and Shareholders' Equity
Accounts payable and accrued expenses	$ 610,977	$ 77,989
Related party note payables	792,155	-
Notes payable	119,435	499,900

Total liabilities	1,522,567	577,889

Commitments and contingencies
Shareholders' equity
Class A - Preferred stock, no par value, 10,000 shares authorized, none issued and outstanding	-	-
Class B - Preferred stock, no par value, 10,000 shares authorized, none issued and outstanding	-	-
Class C - Convertible Preferred stock, $.001 par value, 10,000 shares issued and outstanding	10,000	10,000
Class D - Preferred stock, no par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 250,000,000,000 shares authorized and 26,203,040 issued as of March 31, 2006 ; 2,000,000,000 shares authorized; 53,430 outstanding as of June 30, 2005	26,203	53
Capital in excess of par value	20,322,917	17,316,340
Stock subscription receivable	-	(4,760)
Accumulated undistributed net income (loss)	(18,056,149)	(14,231,534)
Net unrealized depreciation of investments	(1,006,717)	(657,328)

Total shareholders' equity	1,296,254	2,432,771

Total liabilities and shareholders' equity	$ 2,818,821	$ 3,010,660

Net asset value per share	$ 0.0495	$ 45.53

See accompanying notes

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)
Statements of Operations
(unaudited)

	Three Months ended	Nine Months ended
	March 31,	March 31,
	2006	2005	2006	2005

OPERATING INCOME:
Interest and dividend income:
Control investments	$ -	19,835	$ 40,283	$ 51,142

Total interest and dividend income	-	19,835	40,283	51,142

Fee and other income:
Control investments	45,000	57,861	470,000	147,861
Other	-	-	52,602	-

Total fee and other income	45,000	57,861	522,602	147,861

Total operating income	45,000	77,696	562,885	199,003

COST OF GOODS SOLD	-	10,000	-	31,152

OPERATING EXPENSES
Depreciation and amortization	-	746	615	2,165
Salaries and wages	170,862	197,508	473,554	560,133
General and administrative	97,367	66,245	407,096	174,208
Interest	22,580	13,958	3,599	52,747
Professional fees	93,714	112,431	165,870	286,020
Other	-	-	-	9,218

Total operating expenses	384,523	390,888	1,050,734	1,084,491

OPERATING (LOSS) BEFORE
INCOME TAXES	(339,523)	(323,192)	(487,849)	(916,640)
Provision for income taxes	-	(181,900)	-	(227,164)

NET OPERATING (LOSS)	$ (339,523)	$ (505,092)	$ (487,849)	$ (1,143,804)

Continued,

See accompanying notes

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)
Statements of Operations, continued
(unaudited)

	Three Months ended		Nine Months ended
	March 31,		March 31,
	2006	2005	2006	2005

Net realized gain (loss) on investments
Control investments	-	-	(2,620,117)	-

Total net realized gain (loss) on investments	-	-	(2,620,117)	-

Net unrealized (depreciation) on investments
Portfolio company investments	-	(527,928)	(716,649)	(535,000)

Total net unrealized (depreciation) on investments	-	(527,928)	(716,649)	(535,000)

Total net loss on investments	-	(527,928)	(3,336,766)	(535,000)

NET DECREASE IN NET ASSETS
RESULTING FROM OPERATIONS	$ (339,523)	$(1,033,020)	$ (3,824,615)	$ (1,678,804)

NET OPERATING LOSS PER COMMON SHARE:
Basic	$ (0.0146)	$ (128.42)	$ (0.0307)	$ (579.19)
Diluted	$ (0.0146)	$ (128.42)	$ (0.0307)	$ (579.19)

NET LOSS PER COMMON SHARE
Basic	$ (0.0146)	$ (262.64)	$ (0.2406)	$ (850.09)
Diluted	$ (0.0146)	$ (262.64)	$ (0.2406)	$ (850.09)

WEIGHTED AVERAGE SHARES OF COMMON
STOCK OUTSTANDING:
Basic	23,203,040	3,933	15,898,969	1,975
Diluted	23,203,040	3,933	15,898,969	1,975

DIVIDENDS DECLARED PER COMMON SHARE	$ -	$ -	$ -	$ -

See accompanying notes

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)
SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
March 31, 2006
(unaudited)

				Fair
Company	Industry	Investment	Cost	Value

Historic Discoveries, Inc.	Marine Exploration	Common Stock - 100%	$1,873,010	$1,873,010

Sovereign Exploration Associates
International of Spain, Inc.	Marine Exploration	Common Stock - 100%	834,060	834,060

Gulf Coast Records, LLC	Recording Label	Member Interest - 49%	173,868	-

Gulf Coast Records, LLC	Recording Label	Note Receivable
		8% Interest; no
		repayment terms	832,849	-

Total investments in and advances to affiliates			$3,713,787	$2,707,070

See accompanying notes

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)
STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Nine Months Ended
	March 31,
	2006	2005

Operations:
Net operating (loss)	$ (487,849)	$ (916,640)
Provision for income taxes	-	(227,164)
Net realized gain (loss) on investments	(2,620,117)	-
Net unrealized (depreciation) of investments	(716,649)	(535,000)

Net decrease in net assets resulting from operations	(3,824,615)	(1,678,804)

Shareholder distributions:
Common stock dividends	-	-

Net decrease in net assets resulting from shareholder distributions	-	-

Capital share transactions:
Issuance of common stock, net	2,654,665	1,096,242
Issuance of preferred stock	-	-
Other	33,433	-

Net increase in net assets resulting from capital share transactions	2,688,098	1,096,242

Total increase (decrease) in net assets	(1,136,517)	(582,562)

Net assets beginning of period	2,432,771	2,443,945

Net assets end of period	$ 1,296,254	$ 1,861,383

Net asset value per common share	$ 0.0495	$ 191.53

Common shares outstanding at end of period, (post reverse split)	26,203,040	9,719

See accompanying notes

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended	Nine Months Ended
	March 31, 2006	March 31, 2005
Operating activities:
Net (decrease) in net assets resulting from operations	$ (3,824,615)	$ (1,678,804)
Adjustments to reconcile net (decrease) in net assets resulting from operations to net cash providing by operating activities:
Net unrealized appreciation (depreciation) on investments, net	1,278,694	535,000
Net realized gain (loss) on investments	(2,620,117)	-
Deferred income tax	-	227,164
Depreciation and amortization	615	2,165
Bad debt expense	-	5,643
(Increase) decrease in:
Prepaid expenses	(1,803)	-
Accounts receivable	(86,308)	(10,552)
Stock subscription receivable	-	(5,769)
Other assets	254,207	-
Deposits	-	4,428
Goodwill	489,000	-
Other	62,729
Increase (decrease) in accounts payable
and accrued expenses	535,345	(152,507)
Net cash (used in) operating activities	(3,912,253)	(1,073,232)

Investing activities:
Decrease in notes receivable	439,732	(636,697)
Loss on disposition of assets	9,043	3,055
Purchase of property and equipment	-	(9,933)
Purchase of investments, portfolio companies	-	(158,171)
Net cash provided by (used in) investing activities	448,775	(801,746)

Financing activities:
Proceeds from notes payable to related parties	792,155	856,000
Payment of notes payable to related parties	-	(65,000)
Payment of notes payable	-	(394,641)
Issuance of common stock, net	2,654,665	1,086,241
Issuance of preferred stock	-	10,000
Net cash provided by financing activities	3,446,820	1,492,600

Net (decrease) in cash and cash equivalents	(16,658)	(382,378)

Cash, beginning of period	31,034	431,355

Cash, end of period	$ 14,376	$ 48,977

See accompanying notes

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

Unaudited

March 31, 2006

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

Basis of Presentation

Different accounting principles are used in the preparation of financial statements of a business development company under the Investment Company Act of 1940 and therefore, the financial statements is presented using the guidelines outlined under the 1940 Act. By becoming a BDC, the Company has effected a change in accounting principle and no longer consolidates its investments in portfolio companies in accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Act of 1934 in which a BDC does not consolidate portfolio company investments, including those in which it has a controlling interest. Certain reclassifications have been made to the March 31, 2005 and June 30, 2005 amounts to make them consistent with the March 31, 2006 classifications.

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

March 31, 2006

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

Goodwill and Other Intangibles

The Company records Goodwill in accordance with Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets. Intangible assets such as goodwill are not amortized; instead the Company will review the goodwill not less frequently than annually to see if it has been impaired. If impairment occurs, it will be recorded as an expense in that period. During the nine months ending March 31, 2006, goodwill was adjusted to zero pursuant to the calculation of the divesture of the assets in Note J.

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

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

Unaudited

March 31, 2006

Valuation of Investments, continued

The Company has investments in three (3) controlled portfolio companies as of March 31, 2006.

Historic Discoveries, Inc.

Sovereign Exploration Associates International of Spain, Inc. (SEAI - SPAIN)

Gulf Coast Records, LLC

The portfolio companies consist of Historic Discoveries, Inc. Artifact Recovery & Conservation, Inc.

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

March 31, 2006

NOTE C - FIXED ASSETS

Prior to the effective execution of the Exchange Agreement on October 17, 2005, the fixed assets of the Company consisting of computer and office equipment were sold pursuant to a warranty bill of sale for $10 to KMA Capital Partners Ltd. Inc of Texas.

Depreciation expense for the nine months ended March 31, 2006 and 2005 was $615 and $2,165, respectively.

Current management has requested the appropriate documentation from the management of KMA Capital, Ltd., in an effort to determine the effect these transactions had on shareholders and to assess any subsequent actions that may be required by current management.

NOTE D - STOCK ISSUED FOR SERVICES

During the nine months ended March 31, 2006, the Company did not issue any stock for services.

During the nine months ended March 31, 2005, prior management issued 10,000,000 shares of the Company's common stock for various professional consulting services. The value assigned to the above shares ($88,947) is based on the stocks' traded market price on or about the date the shares were issued and are included in professional fees.

NOTE E - UNREALIZED GAINS (LOSSES) ON INVESTMENTS

For the nine months ended March 31, 2006 and 2005, the Company recognized an unrealized appreciation (depreciation) on the investments of the Company in the amount of $(716,649) and $(535,000) respectively.

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

Rent expense for the nine months ended March 31, 2006 and 2005 was $48,750 and $91,532, respectively.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

Unaudited

March 31, 2006

NOTE H - NOTES PAYABLE

The following are convertible debentures as of March 31, 2006 were not converted as part of the Exchange Agreement dated October 17, 2005:

8% convertible debenture to an individual dated May 27, 2005 with an initial principal balance of $21,000 due no later than May 27, 2006; outstanding principal and interest.	$ 22,580

5.25% convertible debenture to Golden Gate Investors dated June 29, 2005 with an initial principal balance of $40,000 due no later than June 29, 2008; outstanding principal and interest. (this convertible debenture is currently in dispute)

$ 89,412

8% convertible debenture to an individual dated May 18, 2005 with an initial principal balance of $35,000 due no later than May 18, 2006; outstanding principal and interest.	$ 7,444
Total notes payable, current	$ 119,435

NOTE I - RELATED PARTY NOTES PAYABLE

As of March 31, 2006, $192,155 was owed to certain officers of the Company. These funds were advanced to the Company for cash flow purposes in the form of demand notes bearing no interest.

As of March 31, 2006, $600,000 was owed to Sea Hunt, Inc., a related party to the Company. $300,000 of these funds were advanced to the Company for the payment made on October 17, 2005 pursuant to the terms of the Exchange Agreement, and $300,000 of these funds were to be paid to the prior management and consulting firm on March 31, 2006 for the obligations under the Exchange Agreement dated October 17, 2005. However, the Company is currently in litigation with prior management and the consulting firm regarding their breach of the obligations under the Exchange Agreement dated October 17, 2005.

NOTE J - DIVESTITURE OF ALL PORTOLIO COMPANIES AND OTHER ASSETS

Prior to the effective execution of the Exchange Agreement on October 17, 2005, the Company was required to divest of all of its assets including the investment in all portfolio companies, notes receivable, and all remaining assets except for its investment in, and its note receivable due from Gulf Coast Records, LLC and other assets consisting of prepaid legal fees and security deposits of $7,375. As of March 31, 2006, the investment in and the note receivable due from Gulf Coast has been reduced to zero. Current management is actively negotiating with the management of Gulf Coast Records, LLC regarding the recovery of the Company's investment.

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

March 31, 2006

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

Office and computer equipment

Sold to Kairos Holdings, Inc.

Interest in and to investment in KMA Capital Partners Ltd - Nine (9) Limited Partnership Units

KMA Capital, Ltd. is owned in part by Kairos Holdings, Inc.

Prior to the execution of the Exchange Agreement on October 17, 2005, total realized loss on the divestiture of these assets of the Company was $2,525,274. This amount was recorded as net realized loss on investments: control investments. The Company does not have any information regarding the valuation of these companies. Prior management owns a controlling interest in the divested companies.

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

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

Unaudited

March 31, 2006

Pursuant to the Exchange Agreement, the Company received in exchange for total consideration under the Exchange Agreement an interest in one controlled portfolio company: Historic Discoveries, Inc; See Note B for a description of this portfolio company. The consideration for the acquisition of this portfolio company was $1,861,410 in the form of obligations as outlined in Exhibit G of the Exchange Agreement.

Under the requirements of a BDC, management is required to recognize the fair market value of its ownership interest in its portfolio companies. As of March 31, 2006, management's good faith estimate of fair market value of its investment in Historic Discoveries, Inc. equals its cost of $1,873,010 including advances of $11,600 subsequent to the acquisition.

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

Management intends to assess the Company's liability under these agreements on a periodic basis. No liability has been recorded for these agreements as of March 31, 2006.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

Unaudited

March 31, 2006

NOTE L - STOCKHOLDERS' EQUITY

As of March 31, 2006, the authorized capital of the Company is 250,000,000,000 shares of common stock (with voting rights); par value $.001.

The Company has authorized 10,000 shares of Class A, no par, preferred stock and has issued and outstanding 10,000 shares as of March 31, 2006 and 3,725,000 shares as of March 31, 2005, as discussed further in Note O. The Class A preferred stock has conversion rights to the Company's common stock (with voting rights) of 4-1.

As of March 31, 2006, the Company has authorized and issued 10,000 shares of convertible Class C, .001 per share, preferred stock. The Class C preferred stock has conversion rights to the Company's common voting stock of 1-1. If at any time or time to time, there is a capital reorganization of the common stock (reverse split, forward split, etc.) the number of Class C preferred stock authorized, issued and outstanding, and the number of shares of common stock into which such Class C preferred shall not be entitled to vote such shares (except as otherwise expressly provided herein or as required by law, voting together with the common stock as a single class), but shall be entitled to notice of any stockholders' meeting in accordance with the Company's bylaws. In lieu of voting rights, the holders of Class C preferred, voting as a class shall be entitled to elect two of the Board of Directors at each meeting.

The investment in Historic Discoveries, Inc. and the investment in Sovereign Exploration Associates of Spain Inc., individually and in total of the two investments, exceed 25% of the total investments, at fair value, reflected in the financial statements presented herein.

As of March 31, 2006, the Company has authorized but not issued 10,000 shares of Class D, no par, preferred stock.

As of the date of this report no preferred shares have been converted to common stock.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

Unaudited

March 31, 2006

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

March 31, 2006

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

All references in the accompanying financial statements to the number of common shares and per share amounts for 2006 and 2005 have been restated to reflect the reverse stock split.

NOTE M - CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash, investments in portfolio companies, and notes receivable.

As of March 31, 2006, the Company maintains its cash accounts with financial institutions located in Pennsylvania. Federal Deposit Insurance Corporation (FDIC) guarantees the Company's deposits in financial institutions up to $100,000 per account.

The Company's deposits with financial institutions that exceeded federally insured guarantees amounted to $0 as of March 31, 2006. Historically, the Company has not experienced any losses on its deposits in excess of federally insured guarantees.

As of March 31, 2006, the fair value of the investment in Historic Discoveries, Inc. or $1,873,010 is approximately 69.19% of the total investments, at fair value, of $2,707,070.

The investment in Historic Discoveries, Inc. and the investment in Sovereign Exploration Associates of Spain Inc., individually and in total of the two investments, exceeds 25% of the total investments, at fair value which approximates cost, reflected in the financial statements presented herein.

As of March 31, 2006, a note receivable in the amount of $832,849 (offset by an allowance to reduce the market value of this note and investment to zero from Gulf Coast Records is included in Investments in and advances to affiliates in the accompanying balance sheet. Current management is reviewing its options regarding this portfolio company and whether it wants to maintain its position or divest its holdings in the future, while actively negotiating with the management of Gulf Coast Records, LLC regarding the recovery of the Company's investment. The Company has recently received information from the management of Gulf Coast Records, LLC that has caused the Company to reduce the fair market value to zero at this time.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

Unaudited

March 31, 2006

NOTE N - REVERSE STOCK SPLITS

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

NOTE O: RELATED PARTY TRANSACTONS

As of March 31, 2006, the following is a listing of all related party transactions and/or relationships of the Company:

OFFICERS LOANS

As of March 31, 2006, $192,155 was owed to certain officers of the Company. These funds were advanced to the Company for cash flow purposes in the form of demand notes bearing no interest.

RELATED PARTY NOTE PAYABLE TO SEA HUNT, INC.

As of March 31, 2006, $600,000 was owed to Sea Hunt, Inc., a related party of the Company. $300,000 of these funds were advanced to the Company for the payment made on October 17, 2005 pursuant to the terms of the Exchange Agreement, and $300,000 of these funds were to be paid to the prior management and consulting firm on March 31, 2006 for the obligations under the Exchange Agreement dated October 17, 2005. However, the Company is currently in litigation with prior management and the consulting firm regarding their breach of the obligations under the Exchange Agreement dated October 17, 2005.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

Unaudited

March 31, 2006

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

RELATED PARTY OWNERSHIP OF PERMITS

The original owners of the permits, as discussed in Senior Security Instrument - Historic Discoveries, Inc., are the beneficial owners of the controlling interest in the stock of the Company received in the Exchange Agreement dated October 17, 2005.

OFFICERS AND DIRECTORS OF THE COMPANY

Certain officers and directors of the Company hold certain executive positions in Historic Discoveries, Inc. and Sea Hunt, Inc. and their respective subsidiaries.

ACQUISITION OF SEA QUEST, INC.

On December 26, 2005, the Company issued 100,000 shares of common stock for 100% ownership of the stock of Sea Quest, Inc. Sea Quest, Inc. is a wholly owned subsidiary of Sea Research, Inc. Sea Quest, Inc. was owned 50% by a private unrelated individual and 50% owned by Sea Hunt Holding, LLC, which is owned by the Chairman of the Company.

STOCK ACQUISITION - EXCHANGE AGREEMENT

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

Portfolio Investments

The Company has investments in three (3) controlled portfolio companies as of March 31, 2006.

Historic Discoveries, Inc.

Sovereign Exploration Associates International of Spain, Inc. (SEAI - SPAIN)

-

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

Dispositions of Investments

Prior to the effective execution of the Exchange Agreement on October 17, 2005, the Company was required to divest of all of its assets including the investment in all portfolio companies, notes receivable, and all remaining assets except for its investment in, and its note receivable due from Gulf Coast Records, LLC and other assets consisting of prepaid legal fees and security deposits of $7,375. As of March 31, 2006, the investment in and the note receivable due from Gulf Coast was reduced to zero.

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

Office and computer equipment

Sold to Kairos Holdings, Inc.

Interest in and to investment in KMA Capital Partners Ltd - Nine (9) Limited Partnership Units

KMA Capital, Ltd. is owned in part by Kairos Holdings, Inc.

Total loss on the divestiture of these assets of the Company was $2,620,117; this amount was recorded as a net realized loss on investments: control investments. The Company does not have any information regarding the valuation of these companies. Prior management owns a controlling interest in the divested companies.

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

Generally, a business development company must be primarily engaged in the business of furnishing capital and providing managerial expertise to companies that do not have ready access to capital through conventional financial channels. An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company), and that:
*	Does not have a class of securities registered on an exchange or included in the Federal Reserve Board"s over-the-counter margin list; or

*	Is actively controlled by a business development company and has an affiliate of a business development company on its board of directors; or

*	Meets such other criteria as may be established by the Securities and Exchange Commission.

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

*

Securities of bankrupt or insolvent companies that were eligible at the time of the business development company"s initial acquisition of their securities but are no longer eligible, provided that the business development company has maintained a substantial portion of its initial investment in those companies; and

*	Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

A business development company is permitted to invest in the securities of public companies and other investments that are not qualifying assets, but those kinds of investments may not exceed 30% of the business development company"s total asset value at the time of the investment.

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

The Company maintains a Code of Ethics that establishes procedures for personal investment and restricts certain transactions by its personnel. The Company"s Code of Ethics generally does not permit investment by its employees in securities that may be purchased or held by the Company.

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

Compliance with the Sarbanes-Oxley Act of 2002 and NYSE Corporate Governance Regulations.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders. Many of these requirements will affect the Company. For example:
*	The Company"s chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in its periodic reports;

*	The Company"s periodic reports must disclose conclusions about the effectiveness of its disclosure controls and procedures;

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

Employees

As of March 31, 2006, the Company had five employees.

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

Valuation of Investments

At March 31, 2006, 96.04% of the Company's total assets represented investments recorded at fair value. Value as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in its portfolio, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and consistent valuation process. Because of the inherent uncertainty in determining the fair value of investments that do not have a readily ascertainable market value, the fair value of its investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Financial Condition

The Company's assets decreased by $191,839 or 6.37% to $2,818,821 during the nine months ending March 31, 2006.

The Company's financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small and medium-sized companies. These businesses tend to be thinly capitalized, small companies that may lack experienced management. The following summarizes the Company's investment portfolio as of March 31, 2006.

March 31, 2006

Investment at cost and advances to affiliates	$3,713,787

Unrealized depreciation, net	(1,006,717)

Total investments in and advances to affiliates	$2,707,070

During the Company's fiscal year, the Company valued its equity and investment holdings in accordance with the established valuation policies (see "Valuation of Investments and Equity Holdings") above.

The cash and cash equivalents approximated 1.11% of net assets as of March 31, 2006.

Results of Operations

The results of operations for the nine months ended March 31, 2006 reflect the net effects of the Exchange Agreement completed on October 17, 2005.

After October 17, 2005, a new management of officers and directors assumed control of the Company.

The financial effect of this transaction is reflected in the financial statements for the nine months ended March 31, 2006. The accounting treatment of this transaction increased the Company's realized loss by $(2,525,274) and increased the unrealized loss by $(558,332)

Dividends and Interest

Dividends and interest income on investments for the nine months ended March 31, 2006 and 2005 was $40,283 and $51,142, respectively. The decrease in interest and dividends was primarily due to the sources of income shifting from a transactional base business to the Company not receiving interest income from its portfolio companies.

Management Fees

Management fees for the nine months ended March 31, 2006 and 2005 were $470,000 and $147,861, respectively. The majority of these management fees were earned by the prior management in the quarter ending September 30, 2005.

Operating Expenses

Total operating expenses for the six months ended March 31, 2006 and 2005 was $1,050,734 and $1,084,491. A significant component of total operating expenses was general and administrative expenses of $407,096 and $174,208. The increase in general and administrative expenses would have been less but for the bad debt expense of $143,232 for the non-portfolio company assets that were written-off in October 2005 as part of the divestiture of assets prior to the Exchange Agreement dated October 17, 2005. A second component of total operating expenses was professional fees of $165,870 for the nine months ending March 31, 2006 and $286,020 for the nine months ending March 31, 2005. The decrease in professional fees is primarily due to the Company using employees rather than outside consultants to complete due diligence on potential portfolio companies.

Liquidity and Capital Resources

At March 31, 2006 and June 30, 2005, the Company had $14,376 and $31,034 respectively in cash and cash equivalents.

The Company does not expect its cash on hand and cash generated from operations to be adequate to meet its cash needs at its current level of operations, including the next twelve months. The Company generally funds new investments using cash on hand, equity financing and outside investments.

Private Portfolio Company Investments

The following is a list of the private companies in which the Company had an investment in and advances to including the fair market value which approximates cost of such securities at March 31, 2006:
Name of Company	Cost	FMV

Historic Discoveries, Inc.	$1,873,010	$1,873,010

Gulf Coast Records, LLC - Investment and Note Receivable	1,006,717	-

Sovereign Exploration Associates International of Spain, Inc.	834,060	834,060

Total	$3,713,787	$2,707,070

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

As of March 31, 2006, the Company did not have any off-balance sheet investments or hedging investments.

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

Sovereign Exploration Associates International, INC.

Date: May 22, 2006	By:	/s/ Robert D. Baca
Robert D. Baca
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Sovereign Exploration Associates International, INC.

Date: May 22, 2006	By:	/s/ Robert D. Baca
Robert D. Baca
President, CEO

Sovereign Exploration Associates International, INC.

Date: May 22, 2006	By:	/s/ Robert D. Baca
Robert D. Baca
Chief Financial Officer