Form 10-K
period 2006-06-30
Sovereign Exploration Associates International, Inc.
filed 2006-10-13
CIK 1019852

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 205409

                                    FORM 10-K

[X]  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

For the fiscal year ended June 30, 2006
                                       or

[]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number  333-29903

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Utah                                         30-0123229
------------------------------                        --------------------
 State or other jurisdiction of                         (I.R.S. Employer
 Incorporation or organization                         Identification No.)

        503 East Washington Avenue, Suite 2D, Newtown, Pennsylvania 18940
              (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code  (215) 968-0200

Securities registered pursuant to Section 12(b) of the Act: N/A

Securities registered pursuant to section 12(g) of the Act: N/A

Indicate by check mark if the registrant is a well-known  seasoned,  inssuer, as
defined in Rule 405 of the Securities Act                  [ ] Yes        [X] No

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or Section 15(d) of the Act         [ ] Yes        [X] No

Note - Checking this box above will not relieve any registrant  required to file reports  pursuant  to  Section  13 of  15(d)  of the  Exchange  Act  from  their obligations under those Sections.

     Indicate  by check mark  whether the  registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such
filing requirements for the past 90 days.                  [X] Yes        [ ] No

     Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein,  and will not be  contained,  to the best of  registrant's  knowledge,  in definitive proxy or information  statements  incorporated  by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                                [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large  accelerated  filer" in Rule 12b-2 of the Exchange  Act.  (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as defined in Rule 12b-2 of the Act).
                                                           [ ] Yes        [X] No

     The   aggregate   market  value  of  the  voting   common  equity  held  by
non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common  equity,  as of the last  business day of the  registrant's  most recently  completed  second fiscal quarter, is $4,362,422.

     Indicate  the  number of  shares  outstanding  of each of the  registrant's classes of common stock, as of the latest practicable date: 26,203,166 shares of
Common Stock, par value $.001 per share, as of September 30, 2006

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                     PART I

Item 1. Business.

Sovereign Exploration Associates  International,  Inc. (the "Corporation" or the
"Company")  was  incorporated  in Utah in 1980.  The  Corporation on January 13,
2004,  elected  to be  treated  as a  business  development  company  under  the
Investment Company Act of 1940 (the "1940 Act"). A business  development company is a kind of investment  company that invests  primarily in, and makes available significant  managerial assistance to, eligible portfolio companies that may not have ready access to capital through conventional financial channels.

There was a change in  control  of the  Corporation  on October  17,  2005.  The
Corporation,  then known as CALI  Holdings,  Inc.,  on that date entered into an
Exchange  Agreement  (the  "Exchange   Agreement")  with  Sovereign  Exploration
Associates International, Inc., a Pennsylvania corporation now known as Historic
Discoveries,  Inc.  ("Historic  Discoveries").  As  a  result  of  the  Exchange
Agreement,   Historic  Discoveries  became  a  wholly-owned  subsidiary  of  the
Corporation and the former shareholders of Historic  Discoveries received 90% of the capital stock of the  Corporation.  All of the Directors and officers of the
Corporation  resigned,  and new Directors and officers took office.  Immediately prior to and in  connection  with the entry  into the  Exchange  Agreement,  the
Corporation   disposed  of  substantially  all  of  its  assets.  For  a  fuller description  of these  transactions,  see Item 13 -  Certain  Relationships  and
Related Transactions.

The  Corporation  on September 22, 2006,  withdrew its election to be a business
development   company.   The   Corporation  is  now  devoted  to  the  continued
exploration,  discovery  and recovery of  shipwrecks  of historic and  intrinsic value.  The  Corporation  carries  on this  business  through  subsidiaries  and controlled companies.

The Business of Historical Shipwreck Recovery

Searching for and salvaging  historical  shipwrecks is a multistage process. The
Corporation  generally  seeks to identify and recover  artifacts from historical shipwrecks dating from 1500 to 1900. The wrecked ships themselves generally were made of wood and have completely disintegrated.  The Corporation therefore seeks to recover  valuable and historically  interesting  artifacts from the shipwreck sites.

An initial step is locating promising sites for exploration. The Corporation has conducted extensive research into historical shipwrecks. It currently focuses on inshore,  shallow-water  sites that tend to be less  costly  and to provide  the
Corporation with a higher likelihood of greater  recovery-per-dive than achieved by deep-water recovery  operations.  The Corporation also takes into account the effect of local  laws,  which  vary in the  degree to which a salver  must share recovered items with governmental authorities.

The  Corporation  generally must obtain an  exploratory  or  disturbance  permit before  commencing  exploratory  operations.  The  permit  gives the  holder the exclusive  right to conduct  exploratory  operations  in the area covered by the permit.  The  Corporation  holds or has rights to a number of these  permits and considers  that they make up a  significant  portion of its net  worth;  in many cases, the permits are owned by a third party who contracts with a subsidiary or controlled company of the Corporation.  During the exploratory  operations,  the
Corporation  seeks to locate  shipwrecks  and to  confirm  their  identification through  examination of a limited number of salvaged items. Both exploratory and
salvage  operations  are  dependent  upon  favorable  weather  conditions.   For
operations  off the coast of Nova  Scotia,  where  several of the  Corporation's sites are located, these are restricted to the warmer months of the year.

A separate  recovery  permit is  required  before the  Corporation  can make any substantial  recoveries from a site.  Recoveries under a recovery permit require the involvement of a science team, which examines  recovered items and turns its findings over to the applicable  governmental  authority.  The artifacts must be thoroughly  documented  in  accordance  with commonly  accepted  historical  and archaeological standards.  These records will be retained by the Corporation and made available to  researchers  by request.  After items have been recovered and examined, it generally is necessary to negotiate an in-kind sharing of recovered items with the governmental  authority.  In the Corporation's  experience,  this negotiation can take a year or more.

The  Corporation  then can began  realizing  on the  recovered  items  through a deaccession process. An effort will be made to keep a deaccessioned  artifact in the public domain by offering  museums and similar  institutions the opportunity to purchase the artifact at fair market value as determined by the average of no less then two independent appraisers adhering to the standards of the Appraisers
Association of America standards. Consideration will be given to institutions in the region of origin.

The eventual deaccession will follow one of three options:

o    Sale - In order of preference,  artifacts may be sold for fair market value to a museum,  university  or public  institution  collection;  by  publicly advertised  auction to the highest  bidder;  or by private  sale based upon fair market value.

o    Exchange  - With  approval  of the  Board of  Directors,  artifacts  can be exchanged  for another  artifact  from a qualified  museum,  university  or public institution collection to further complete the present collection of that institution, when the exchanging institution has a policy allowing for final deaccession to a private entity.

o    Gift  - With  approval  from  the  Board  of  Directors,  artifacts  may be
     deaccessed  to  a  qualified  museum,   university  or  public  institution
     collection to further complete a given collection.

Typically  it will take a period of two to three  years  from the  Corporation's location  of a  shipwreck  to when it begins to realize on its  recoveries.  The
Corporation may also realize returns from its intellectual  property rights with respect to  historically  significant  or  interesting  shipwrecks,  such as the development and sale of  documentaries  and television  specials,  but these are expected  to be no more than a  secondary  revenue  source.  They may,  however, increase  interest  in sales of  recovered  artifacts.  In an initial use of the
Corporation's  intellectual  property,  the Corporation has entered into a media partnership  with Principle  Pictures,  Inc.,  planning the creation of at least five  television  documentaries  and a series of  companion  books,  educational tools, and interactive websites.

The Corporation's Subsidiaries

The Corporation  conducts its operations through its subsidiaries and controlled companies.  These entities  generally lease all major equipment,  including dive ships,  for only the period of time it is actually used in  operation.  However, equipment may be owned if it appears to be advantageous  to do so,  particularly with less costly  technological  materials,  such as  compressors,  small zodiac boats, and dive equipment for recovery teams,  that require minimal  maintenance and have  relatively  long  life-cycles.  Operations are conducted  primarily by part-time and contracted explorers,  divers, historians,  marine archaeologists, and other personnel.  The Corporation,  including its  subsidiaries,  has only 7 full-time employees.

The Corporation generally intends to finance specific recovery efforts through a system of project finance.  The Corporation will form a special-purpose  entity, typically a limited  liability  company,  to conduct a specific recovery effort.
The  special-purpose  entity will be managed by a subsidiary of the  Corporation and will seek investment from affluent individuals to fund its operations.  Such investors  may be  collectors  who seek an  in-kind  share of  recovered  items,
individuals   who  are  attracted  by  the   opportunity  to  participate  in  a
historically significant recovery effort, or investors attracted by the entity's potentially large gains. The Corporation's  share of proceeds will be reduced by the share  distributable  to the  entity's  investors,  which will vary with the amount of investment received.

Historic Discoveries, Inc.

Historic Discoveries is the Corporation's primary subsidiary and is wholly-owned by the Corporation.  The Corporation acquired Historic Discoveries in connection with the change in control on October 17, 2005, and it has since made additional investments in Historic  Discoveries.  Historic Discoveries has two wholly-owned subsidiaries,  Artifact  Recovery & Conservation  Inc. ("ARC") and Sea Research,
Inc. ("SRI").

The  Corporation and Historic  Discoveries  have agreed to distribute 20% of the net profits arising out of the  exploitation of permits,  licenses,  finder fees rights, contracts and other rights (collectively,  "permits") held by ARC to its former corporate  parent,  Sovereign Marine  Explorations,  Inc.("SME"),  and to
distribute  20% of the net profits  arising out of the  exploitation  of permits held by SRI to its former corporate parent, Sea Hunt, Inc. ("Sea Hunt"). See Item
13 - Certain Relationships and Related Transactions.

Artifact Recovery & Conservation Inc.

ARC holds permits for some of the  Corporation's  most promising  sites. ARC has already recovered  substantial artifacts from Le Chameau, a French ship lost off
Cape Lorembec,  Cape Breton Island, Nova Scotia, on August 27, 1725. The Chameau
carried  extensive  ladings of  specie,  military  supplies,  trade  goods,  and commercially-consigned  freight,  as well as the  personal  effects  of  wealthy passengers. ARC submitted artifacts from the Chameau and other ships to the Nova
Scotia government for artifact  selection in 2005, and the selection process was completed in March 2006. The  Corporation  expects to begin  realizing  revenues from the deaccession of these artifacts in the near future.

ARC has also  conducted  extensive  exploratory  efforts in Fantome  Cove,  near
Prospect, Nova Scotia. The H.M.S. Fantome and accompanying ships are believed to have been lost in Fantome Cove on November 24, 1814. The Fantome is particularly historically significant, as it played a role in the War of 1812 and potentially could have been carrying  plunder from the sacking of Washington in August 1814.
ARC's  exploratory  efforts  have  confirmed  that it has  located  at least two historical  shipwrecks,  although it has not specifically  confirmed that either wreck is that of the Fantome.  During its most recent reconnaissance  efforts in late summer,  2006,  ARC identified two very large  concretion  fields,  and its divers observed flatware,  artifacts,  ship fittings,  and thousands of coins in the concretions.

Because  Fantome Cove is in Canadian  waters but may involve  British  ships and
American plunder,  any shipwrecks there may be subject to competing claims.  The
United  Kingdom  has filed a formal  notice on the  H.M.S.  Fantome  that  could represent a challenge to the Corporation's plans for a recovery in Fantome Cove.
ARC was notified on August 31, 2006,  by the Nova Scotia  Department of Tourism,
Culture & Heritage that its  application  for a Class B recovery  permit for the
Fantome  Cove  treasure  trove site has not been  approved.  A Class B permit is required  before  ARC can make any  substantial  recoveries  from the site.  The
Department  has  recommended  that  ARC  and its  project  partner,  Le  Chameau
Explorations   Limited,   secure   permission  from  the  United  Kingdom.   The
Corporation's  management and counsel believe that the admiralty and treaty laws governing the site will substantiate ARC's and Le Chameau Explorations Limited's interest as license holder. The Corporation is considering its options.

Sea Research, Inc.

SRI holds the rights to seven  sites,  several of which have  multiple  ships of
Spanish,  French and  British  origin.  The wrecked  ships are  believed to have contained  diverse  cargoes,  including money,  bullion,  religious and military artifacts,  jewelry,  and other  personal  items.  SRI also owns an  exploratory vessel, the Sea Quest, through its wholly-owned subsidiary,  Sea Quest, Inc. See
Item 13 - Certain Relationships and Related Transactions.

Sovereign Exploration Associates International of Spain, Inc.

Sovereign Exploration Associates  International of Spain, Inc. ("SEAI - Spain"),
a wholly-owned subsidiary of the Corporation, was acquired in November 2005 from unrelated  parties in exchange  for  $800,000  of  convertible  debentures.  The debentures are due on November 15, 2006,  with accrued  interest at a rate of 6%
per annum. The Corporation may, at any time prior to November 15, 2006,  convert the principal  amount of the debentures  into common stock of the Corporation at the average closing price of the Corporation's common stock for the ten business days prior to the conversion date. The debenture  holders may, at any time after
November 15, 2006,  convert the principal  amount of the  debenture  into common stock of the  Corporation  at the  average  closing  price of the  Corporation's common  stock for the ten business  days prior to the  conversion  date.  SEAI -
Spain has secured the finder's rights to four shipwrecks in Spain with potential historic and intrinsic value.

Cautionary Statement Regarding Forward-Looking Statements

This Annual  Report on Form 10-K may contain  forward-looking  statements  which include  assumptions  about future market  conditions,  operations and financial results.  These statements are based on current  expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the
Private  Securities  Litigation  Reform Act of 1995.  The  Corporation's  actual results,  performance or achievements  in the future could differ  significantly from the  results,  performance  or  achievements  discussed  or implied in such
forward-looking   statements   herein  and  in  prior  Securities  and  Exchange
Commission  ("SEC")  filings  by the  Corporation.  The  Corporation  assumes no obligation to update these forward-looking statements or to advise of changes in the assumptions on which they were based. Factors that could cause or contribute to such differences  include, but are not limited to, changes in the competitive environment  of the  Corporation,  general  economic  and  business  conditions,
industry   trends,   and  changes  in  government   rules  and  regulations  and
environmental rules and regulations.

SEC Filings

The Corporation's  Quarterly Reports on Form 10-Q for the periods ended December
31, 2005, and March 31, 2006, and its Proxy  Statement  dated September 8, 2006, were based on preliminary  information  that has in some cases been corrected in this Annual Report on Form 10-K.

The  Corporation is an SEC reporting  company and,  pursuant to Section 15(d) of the  Securities  Exchange Act of 1934, it is required to file Annual  Reports on
Form 10-K,  Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K with the SEC.  However,  the  Corporation is not  registered  under Section 12 of the
Securities Exchange Act of 1934. Accordingly, the Corporation is not required to provide  proxy  statements,  information  statements,  or annual  reports to its shareholders,  although  it may  optionally  do so,  and its  investors  are not required to file Forms 3, 4, or 5 or Schedules 13D or 13G with the SEC.

Further   information  about  the  Corporation  is  available  at  its  website,
www.sea-int.com.  Although  the  Corporation  does  not  currently  post its SEC filings on its website  because of its limited  number of  full-time  personnel, those  filings are  available  online via the SEC's  EDGAR  program at the SEC's website, www.sec.gov.

Item 1A. Risk Factors.

The Corporation's Business Is Inherently Risky and Speculative

The  Corporation's  business of historic  shipwreck  exploration and recovery is inherently  risky, and the risks  predominate at each step of the  Corporation's business model.

The  value of the  Corporation  is  largely  dependent  on  permits  giving  the
Corporation  (through its subsidiaries  and controlled  companies) the exclusive right to exploration for historical  shipwrecks in specified areas. The value of these permits is dependent,  to a substantial degree, upon the research and data assembled by the Corporation indicating that a historical shipwreck is likely to be in the area.  Although the Corporation has access to a substantial  amount of research and data,  which has been compiled  during various  projects,  all such research and data regarding shipwrecks is imprecise,  incomplete and unreliable, as it is often  composed  of, or  affected  by,  numerous  assumptions,  rumors,
"legends,"    historical   and   scientific    inaccuracies,    and   inaccurate
interpretations that have become a part of such research and data over time. The shipwrecks  sought by the  Corporation  generally have long  disintegrated,  and confirming  their locations is difficult.  Even if the shipwrecks are accurately located in waters covered by the Corporation's  permits, the shipwrecks may have been  salvaged or may not have had anything of value on board at the time of the sinking.

Underwater recovery operations are inherently difficult and dangerous and may be delayed or  suspended  by weather,  sea  conditions  or other  natural  hazards.
Further,  such operations may be undertaken more safely during certain months of the year than during others.  These risks are  particularly  great in the waters off Nova Scotia,  where many of the  shipwrecks  sought by the  Corporation  are believed to be located.  There can be no assurances that the Corporation will be able to conduct  search and/or  recovery  operations  only during such favorable periods. In addition, even though sea conditions in a particular search location may be somewhat  predictable,  the possibility exists that unexpected conditions in a search area may occur and that such unexpected  conditions  might adversely affect operations.  Further,  it is possible that natural hazards may prevent or significantly delay search and recovery operations.

From time to time,  it will be  necessary  to  contract  with third  parties for additional  equipment  and/or labor  necessary  for the location and recovery of wreck  sites.  There can be no  assurance  that third  party  contracts  will be available to the Corporation. The availability of specialized recovery equipment may present a problem,  and the cost of obtaining  the use of such  equipment to conduct  recovery  operations  is  uncertain  and will  depend on, in part,  the location and condition of the wreckage to be recovered.

Persons and entities  other than the  Corporation  and its  affiliates may claim title to the  shipwrecks.  Even if the Corporation is successful in locating and recovering  shipwrecks,  there is no  assurance  of  establishing  the rights to property  recovered as against  governmental  entities,  prior owners,  or other attempted salvers claiming an interest therein. There is also a risk of theft of valuable  items at sea,  both  before and after  their  recovery,  by pirates or poachers and while in transit to a safe destination.

Even after the location of a historical  shipwreck  has been  confirmed,  it may require a period of years  before  the  Corporation  can  realize  revenue  from salvage  operations.  The  Corporation  generally must obtain a recovery  permit before  the  Corporation  can make any  substantial  recoveries  from the  site.
Salvage  operations  generally require a substantial period of time to complete.
Recovered items must be carefully  examined by the  Corporation's  science team.
The  Corporation  then must negotiate with  applicable  government  authorities, which  generally  are entitled to retain a portion of the recovered  items.  The issuance of recovery permits and negotiations with governmental  authorities may result in delays  particularly  if there is public  sentiment  against  salvage, there are multiple governmental claims to the shipwreck,  or the recovered items are especially valuable or historically significant.

Even if valuable items can be located and recovered,  it is difficult to predict the price that may be realized for these items.  The items may have been damaged by salt water or by natural sea  conditions.  The value of the  recovered  items will  fluctuate with a precious  metals market that has been highly  volatile in recent  years.  Moreover,  the  entrance  into the  market of a large  supply of similar  items from  shipwrecks,  including  those  located and recovered by the
Corporation,  could itself  depress the market for these items.  The methods and channels  that  may be  used  in the  disposition  of the  recovered  items  are
uncertain  at  present  and  may  include  one  or  a  combination   of  several
alternatives.  Ready access to buyers for  disposition of any artifacts or other valuable items recovered cannot be assured and delays in the disposition of such items are very possible.

As a  result  of  these  risks,  an  investment  in the  Corporation  should  be considered speculative.

Need for Additional Capital

Although the Corporation has recovered a number of valuable items in its salvage operations  to date,  it has not yet realized any  revenues  from these  salvage operations,  and any  revenues it realizes in the near future are unlikely to be sufficient to fund the Corporation's  operations.  In addition,  the Corporation has minimal financial resources.  Accordingly,  the Corporation can continue its operations  only if it or its  subsidiaries  or  controlled  companies can raise additional working capital.

Legal and Political Risks

Historical  shipwreck  recovery is highly  regulated  and can be a  high-profile
political  issue,   due  to   jurisdictional   disputes,   public  concern  over
historically  significant  shipwrecks,   and  archaeological  and  environmental
concerns.

A  localized  group in Nova  Scotia  has  forwarded  the idea to repeal the Nova
Scotia  Treasure  Trove Act. This action  remains on the horizon.  However,  the
Corporation's legal  representation in Nova Scotia indicates the likelihood that it  will  not  move  forward  and  if  it  does  that  the  Corporation  may  be
"grandfathered" for a period of time.

The United  Kingdom has filed a formal  notice on the H.M.S.  Fantome that could represent a challenge to the Corporation's plans for a recovery in Fantome Cove.
The  Corporation's  subsidiary  ARC was notified on August 31, 2006, by the Nova
Scotia  Department  of Tourism,  Culture & Heritage that its  application  for a
Class B recovery  permit for the Fantome Cover  treasure trove site has not been approved.  A Class B permit  is  required  before  ARC can make any  substantial recoveries  from the site.  The Department has  recommended  that  permission be secured from the United Kingdom. The Corporation is considering its options.

Increasing  international  interest in the  protection  of  underwater  cultural heritage has been  indicated by the United Nations  Educational,  Scientific and
Cultural  Organization  (UNESCO)  Convention on the Protection of the Underwater
Cultural  Heritage.  The Convention  generally would raise standards in terms of conduct of exploration and salvage and focus on improving science and archeology efforts.  The  Convention  was  adopted  by  UNESCO in 2001 but has not yet been widely  adopted  by the  nations of the  world,  including  Canada or the United
States, and has not yet entered into force with respect to the nations that have adopted  it. The  Corporation  believes  that it will be able to comply with the
Convention if it comes into force, although compliance may increase its costs.

Legal Exposure

In the period leading up to the change in control of the  Corporation on October
17, 2005, the Corporation,  under its prior management,  disposed of a number of its assets for  aggregate  consideration  of $20 and issued  800,000,000  shares
(800,000  shares on a  split-adjusted  basis) for  consideration  the receipt of which the  Corporation's  present  management  has been  unable to  confirm.  In addition,  in the period from October 17, 2005, to September 22, 2006,  although the Corporation had elected  treatment as a business  development  company under the 1940  Act,  the  Corporation  may not have met all of the  requirements  for treatment as a business development company, and some of the activities of it or its affiliates raised questions under the 1940 Act. The Corporation  accordingly could face legal  exposure in the event of either  private  litigation  or a SEC enforcement  action with respect to events  either before or after the change in control.  Neither  the SEC nor any  private  litigant  has  expressed  a present intention of bringing such an action against the Corporation.

Dependence on Key Personnel

The  Corporation's  success  will  depend  largely  on the  skills  of  its  key management  personnel,  who currently function without employment contacts.  The loss of one or more of the Corporation's key management personnel may materially and adversely  affect its business and results of  operations.  The  Corporation cannot guarantee that it will be able to replace any key management personnel in the event that their services become unavailable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

     The Company's principal offices are located at 503 Washington Avenue, Suite
2D,  Newtown,   Pennsylvania  and  333  North  Avenue,   Suite  2B,   Wakefield,
Massachusetts.  The offices in Pennsylvania and  Massachusetts are leased by the
Company's  affiliates  Monarch  Group of  Pennsylvania,  LLC and  Boston  Market
Strategies, Inc., respectively,  and the Company utilizes some of the space. The offices  are  sufficiently  equipped  for the  business  of the  Company  as now conducted.

Item 3. Legal Proceedings.

     On June 30,  2005,  the Company  entered into a  Settlement  Agreement  and
General Release  ("Settlement  Agreement") among members of the Company's former management and their affiliates, James E. Jenkins, Charles Gianetto, KMA Capital
Partners Ltd., KMA Capital Partners,  Inc. and CF Holdings,  LLC  (collectively, the "Fomer Management Parties").  The purpose of the Settlement Agreement was to reach a  comprehensive  resolution  to the disputes  between the Company and the
Former  Management  Parties,  in particular an  arbitration  demand filed by KMA
Capital  Partners,  Ltd. on or about  December  29, 2005  (American  Arbitration
Association Case No.:  33-180-00463-05)  relating to an Exchange Agreement dated
October 17, 2005. The Settlement  Agreement  provides that the Former Management
Parties release all claims that they may have against the Company,  its parents, subsidiaries,  affiliates, predecessors,  successors, assigns, partners, agents, representatives and attorneys (collectively,  "affiliated parties") and that the
Company releases all claims it may have against the Former Management Parties.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

                                     PART II

Item 5. Market for Registrant's  Common Equity,  Related Stockholder Matters and
Issuer Purchases of Equity Securities.

Sovereign  Exploration  Associates  International,  Inc. Common Stock, par value
$.001 per share ("Common Stock"), is traded over the counter on the OTC Bulletin
Board ("OTCBB") under the symbol "SVXA." The following table sets forth, for the period  indicated,  the range of high and low  closing  prices  reported  by the
OTCBB.  Such  quotations  represent  prices between  dealers and may not include markups,  markdowns,  or commissions  and may not necessarily  represent  actual transactions.

Quarter Ending            High             Low
9/30/04                 100.00           70.00
12/31/04                 70.00            1.00
3/31/05                  20.00            4.00
6/30/05                 250.00            7.00
9/30/05                  16.00             .50
12/31/05                  4.50             .20
3/31/06                   3.80             .35
6/30/06                    .88             .45
9/30/06                    .63             .35

HOLDERS
As of September 1, 2006,  there were 78  shareholders of record of the Company's common stock.

Unregistered Sales of Equity Securities and Use of Proceeds

In the period from July to October, 2005, the Corporation issued an aggregate of
836,600  (split-adjusted)  shares of Common  Stock in exchange  for  outstanding debentures of the  Corporation.  The Corporation  believes that prior management relied upon the  exemption  from  registration  contained in Section 4(2) of the
Securities Act of 1933 (the "1933 Act").

On July 21,  2005,  the  Corporation,  under  prior  management,  issued  80,000
(split-adjusted)  shares of Common Stock in  connection  with the CALI  Holdings
Escrow#3   Performance  Cap.  Present  management  has  no  further  information concerning  the nature of this issuance or the exemption  from  registration  on which prior management relied.

On October 5, 2005,  the  Corporation,  under prior  management,  issued 800,000
(split-adjusted)  shares  of  Common  Stock to KMA  Capital  Partners  Ltd.  The
Corporation  does not possess  any  documentation  or  knowledge  regarding  the consideration  for which these shares were issued to KMA Capital  Partners Ltd., nor has it been able to confirm that any consideration was received.  The shares were issued in a transaction  exempt from registration under Section 4(2) of the
1933 Act, and the shares  originally  bore a restrictive  legend.  Subsequently, prior management  caused the legend to be removed,  and 400,000 shares were sold on the open  market in  December  2005.  These  shares  were the  subject  of an arbitration  between  current  and  prior  management;  see  Item  13 -  Certain
Relationships and Related Transactions.  The remaining 400,000 shares have again been legended.

On October 14, 2005, the  Corporation,  under prior  management,  issued 747,267
(split-adjusted) shares of Common Stock in exchange for $262,700 that previously had been  held in  escrow on behalf  of a  corporation  and an  individual.  The
Corporation  believes  that prior  management  relied  upon the  exemption  from registration contain in Section 4(2) of the 1933 Act.

On November 15, 2005, the Corporation issued $800,000 of convertible  debentures in exchange for  disturbance  permits and other assets now held by SEAI - Spain.
The debentures  are due on November 15, 2006 with accrued  interest at a rate of
6% per annum.  The  Corporation  may,  at any time prior to November  15,  2006, convert  the  principal  amount  of the  debentures  into  Common  Stock  of the
Corporation at the average closing price of the  Corporation's  common stock for the ten business days prior to the conversion  date. The debenture  holders may, at any time  after  November  15,  2006,  convert  the  principal  amount of the debentures  into Common Stock of the Corporation at the average closing price of the Corporation's common stock for the ten business days prior to the conversion date. The Corporation  relied upon the exemption from registration  contained in
Section 4(2) of the 1933 Act.

On December 26, 2005, the Corporation  issued 100,000 shares of common stock for
100% ownership of the stock of Sea Quest,  Inc. Sea Quest, Inc. was owned 50% by a private un-related individual and 50% owned by Sea Hunt Holding, LLC, which is owned by the Chairman of the Corporation.

Subsequent  to the reverse  split on January 17, 2006,  pursuant to the Exchange
Agreement of October 17, 2005, the Corporation  issued  11,791,368 shares of the
Corporation's  common  stock to SME in exchange for its 50% interest in Historic
Discoveries,  and  11,791,368  to Sea Hunt in exchange  for its 50%  interest in
Historic  Discoveries.  Officers and directors of the  Corporation  hold certain executive positions in Historic Discoveries, SME, and Sea Hunt.

In each case when  securities  were issued in reliance  upon an  exemption  from registration  pursuant to Section 4(2) of the 1933 Act, the recipients  took the securities for investment purposes without a view to distribution and had access to  information  concerning  the  Corporation  and its  business  prospects,  as required by the Securities Act. In addition,  there was no general  solicitation or advertising for the purchase of the Corporation's securities.  The securities were  issued only to persons  with whom the  Corporation  had a direct  personal
preexisting  relationship,  and  after  a  thorough  discussion.   Finally,  the
Corporation's  stock transfer  agent has been  instructed not to transfer any of such  shares,  unless  such  shares  are  registered  for  resale or there is an exemption with respect to their  transfer.  All  certificates  representing  the remaining shares bear restrictive legends as required by the 1933 Act.

Item 6. Selected Financial Data.

The selected financial data should be read in conjunction with the Corporation's
"Management's  Discussion  and  Analysis of  Financial  Condition  and Result of
Operations" and the Financial Statements and notes thereto. As discussed in Note
A to the Financial  Statements,  on January 13, 2004, the Corporation elected to be treated as a business  development  company under the 1940 Act. Prior to that time,  it was an  operating  company.  As a business  development  company,  the
Corporation   prepares  its  financial  statements  as  an  investment  company.
Different  accounting  principles  are  used  in the  preparation  of  financial statements  of a  business  development  company  under  the 1940 Act and,  as a result,  the financial results for periods prior to the  Corporation's  election are not comparable to later periods.

On October  17,  2005,  the  Corporation  entered  into an  Exchange  Agreement, resulting in a change in control of the Corporation.  Immediately  prior to that time  and in  connection  with  the  entry  into  the  Exchange  Agreement,  the
Corporation  divested  substantially all of its assets except for its investment in one portfolio company.

On September 22, 2006, the Corporation  withdrew its election to be treated as a business  development  company.  As a result, the Corporation will in the future prepare its  financial  statements  as an operating  company.  Accordingly,  the financial  results  shown  below are not  expected to be  representative  of the
Corporation's financial results in the future.

All per share  numbers have been  adjusted to reflect a 1000-to-1  reverse stock split on January 17,  2006, a 100-to-1  reverse  stock split on January 4, 2005, and a 40-to-1 reverse stock split on August 13, 2004.

                                       For the Year Ended June 30,
                                 2006          2005         2004            2003           2002
Total Operating Income        543,488       281,383      884,680          46,200        210,400
Revenues
Net Operating (Loss)       (1,577,859)   (1,072,446)  (1,245,534)     (1,667,297)    (2,358,947)
Net Operating (Loss)            (0.12)      (280.75)  (34,643.78)    (185,536.35)   (712,262.13)
     Per Common Share
Total Assets                2,248,615     3,010,660    3,574,738         238,758        198,667
Total Liabilities           2,850,927       577,889      989,645         472,422        188,683
Net Assets                   (602,312)    2,432,771    2,585,093        (233,664)         9,984
Net Asset Value               (0.0230)        43.57    21,306.35      (17,549.03)      1,937.73
     Per Common Share
Dividends Declared                  0             0            0               0              0
     Per Common Share

Item  7.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

The  following  information  should be read in  conjunction  with the  financial statements and notes thereto appearing elsewhere in this Form 10-K.

Overview

The Corporation was a financial service company providing financing and advisory services  to small and  medium-sized  companies  throughout  the United  States.
Effective January 5, 2004, the Corporation's  shareholders approved the proposal to allow  the  Corporation  to elect to be  treated  as a  business  development company  ("BDC")  under the 1940 Act. The  Corporation  on  September  22, 2006,
withdrew its election to be treated as a BDC.  Following  the  withdrawal of its election,  the  Corporation  carries  on  a  marine  recovery  and  explorations business,  which it conducts through subsidiaries and controlled companies,  and will be managed so that it will not be  subject  to the  provisions  of the 1940
Act.

During the period it was a BDC, the Corporation  invested either directly in the equity of a company  through  equity  shares or through a debt  instrument.  The
Corporation's debt instruments usually did not have a maturity of more than five years. Interest was either currently paid or deferred.

Investment  opportunities  were identified for the Corporation by the management team.  Investment  proposals may,  however,  come to the  Corporation  from many sources,  and may  include  unsolicited  proposals  from  the  public  and  from referrals from banks,  lawyers,  accountants  and other members of the financial community.  The  management  team  brings an  extensive  network  of  investment referral relationships.

The Corporation  prepared its financial statements in accordance with accounting principles  generally  accepted in the United  States of America for  investment companies.  For a  summary  of  all  of  its  significant  accounting  policies, including the critical accounting policies,  see financial  statements.  Because the  Corporation  has withdrawn its BDC election and will not in future  periods prepare  its  financial  statements  as an  investment  company,  the  financial statements discussed herein may not be comparable to those in future periods.

The   increasing   complexity  of  the  business   environment   and  applicable
authoritative  accounting  guidance  required the Corporation to closely monitor
its  accounting   policies.   The  Corporation  had  identified  three  critical
accounting policies that require significant judgment.  The following summary of the  Corporation's  critical  accounting  policies is  intended to enhance  your ability to assess its  financial  condition  and  results of  operation  and the potential volatility due to changes in estimates.

Valuation of Investments

At  June  30,  2006,  93.97%  of  the  Corporation's  total  assets  represented investments  recorded at fair value. Value as defined in Section 2(a)(41) of the
1940  Act,  is (i) the  market  price for  those  securities  for which a market quotation is readily  available  and (ii) for all other  securities  and assets, fair value is determined in good faith by the board of directors. Since there is typically  no readily  ascertainable  market  value for the  investments  in its portfolio,  the Corporation valued  substantially all of its investments at fair value as  determined  in good  faith by the  board of  directors  pursuant  to a valuation  policy and  consistent  valuation  process.  Because of the  inherent uncertainty  in  determining  the fair value of  investments  that do not have a readily ascertainable market value, the fair value of its investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market  existed for the  investments,  and the differences could be material.

Initially,  the fair  value of each such  portfolio  investment  was based  upon original cost.  There is no single standard for  determining  fair value in good faith. As a result,  determining  fair value requires the judgment be applied to the specific facts and circumstances of each portfolio investment.  The Board of
Directors  considers  fair  value to be the  amount  which the  Corporation  may reasonably expect to receive for portfolio securities when sold on the valuation date.  The  Corporation  analyzed  and valued each  individual  investment  on a quarterly basis, and recorded unrealized  depreciation for an investment that it
believed  had  become  impaired,   including  where  collection  of  a  loan  or
realization  of an equity  security was doubtful.  Conversely,  the  Corporation would  record  unrealized  appreciation  if  it  believed  that  the  underlying portfolio  company had appreciated in value and,  therefore,  the  Corporation's equity security had also appreciated in value.  Without a readily  ascertainable market  value and because of the inherent  uncertainty  of  valuation,  the fair value of the Corporation's  investments determined in good faith by the Board of
Directors may differ significantly from the values that would have been used had a ready market  existed for the  investments,  and the favorable or  unfavorable differences could be material.

In the valuation process,  the Corporation used financial  information  received monthly,  quarterly,  and annually from the portfolio  companies,  which include
both  audited,  and  unaudited  financial   information  supplied  by  portfolio
companies   management.   This  information  was  used  to  determine  financial
condition,  performance  and valuation of the portfolio  investments.  Valuation should be reduced if a company's  performance  and potential have  significantly deteriorated.  If the  factors,  which led to the  reduction in  valuation,  are overcome, the valuation may be restated.

Another  key  factor  used in  valuation  of the equity  investments  was recent arms-length equity transactions  entered into by the investment company that the
Corporation  utilized to form a basis for its underlying  value.  Many times the terms  of  these  equity  transactions  may not be  identical  to  those  of the
Corporation and the impact on these variations as it relates to market value may be impossible to quantify.

Any changes in estimated fair value are recorded in the statements of operations as "Net increase (decrease) in unrealized (depreciation) appreciation."

Valuation of Equity Securities

With respect to private  equity  securities,  each  investment  was valued using industry  valuation  benchmarks  and then the  value  was  assigned  a  discount reflecting the illiquid nature of the investment,  as well as the  Corporation's minority  non-control  positions.  When an  external  event  such as a  purchase transaction,  public offering,  or subsequent equity sale occurred,  the pricing indicated by the external event would be used to corroborate  the  Corporation's private equity  valuation.  Securities  that are traded in the  over-the-counter market or on a stock  exchange  would  generally be valued at the prevailing bid price on the valuation  date.  However,  restricted  and  unrestricted  publicly traded securities may have been valued at discounts from the public market value due to  restrictions  on sale,  the size of its  investment or market  liquidity concerns.

Valuation of Loans and Debt Securities

As a general rule, the  Corporation  did not value its loans or debt  securities above cost, but loans and debt securities were subject to fair value  write-down when the asset is considered impaired.

Financial Condition

The  Corporation's  assets decreased by $762,045 or 25.31% to $2,248,615  during the year ended June 30, 2006.

During the Corporation's fiscal year ended June 30, 2006, the Corporation valued its equity and investment holdings in accordance with the established  valuation policies (see "Valuation of Investments and Equity Holdings") above.

The cash and cash equivalents approximated 0.03% and 1.03% of total assets as of
June 30, 2006 and 2005, respectively.

Results of Operations

The  results of  operations  for the year ended June 30,  2006  reflect  the net effects of the Exchange Agreement completed on October 17, 2005.

After  October 17, 2005, a new  management  of officers  and  directors  assumed control of the Corporation.

The  financial  effect  of  this  transaction  is  reflected  in  the  financial statements for the year ended June 30, 2006.  The  accounting  treatment of this transaction  increased  the  Corporation's  realized  loss by  $(2,620,117)  and increased the unrealized loss by $(716,649).

Dividends and Interest

Dividends and interest  income on investments for the years ended March 31, 2006 and 2005 were  $40,283 and $72,895,  respectively.  The decrease in interest and
dividends  was  primarily  due  to  the  sources  of  income   shifting  from  a
transactional  base business to the  Corporation  not receiving  interest income from its portfolio companies.

Management Fees

Management  fees for the years ended March 31, 2006 and 2005 were  $450,603  and
$208,488, respectively. The majority of these management fees were earned by the prior management of the Corporation in the quarter ending September 30, 2005.

Operating Expenses

Total  operating  expenses  for the  year  ended  June  30,  2006  and  2005 was
$2,121,347 and $1,353,829.  A significant  component of total operating expenses was general and administrative  expenses of $372,990 and $373,712.  The increase in general and administrative expenses would have been less but for the bad debt expense of $143,232 for the  non-portfolio  company assets that were written-off in  October  2005 as part of the  divestiture  of assets  prior to the  Exchange
Agreement dated October 17, 2005. A second component of total operating expenses was professional  fees of $304,378 for the year ended June 30, 2006 and $373,712 for the year ended June 30, 2005. The decrease in professional fees is primarily due to the  Corporation  using  employees  rather than  outside  consultants  to complete due diligence on potential portfolio companies.

The  $600,000 in costs was for the  termination  of  employment  and  consulting agreements as part of the Exchange Agreement dated October 17, 2005.

Liquidity and Capital Resources

At June 30, 2006 and 2005, the Corporation had $570 and $31,034  respectively in cash and cash equivalents.

The  Corporation  does not  expect  its cash on hand  and  cash  generated  from operations  to be  adequate  to meet its  cash  needs  at its  current  level of operations, including the next twelve months. The Corporation intends to seek to raise additional funds from investors, either directly or through its subsidiary or controlled companies,  including  special-purpose  entities formed to conduct specific  marine  salvage  operations.  There  can  be  no  assurance  that  the
Corporation's  fund-raising  efforts will be successful.  The  Corporation  also expects to realize some revenues from the sale of previously  salvaged artifacts by a subsidiary,  although  these  revenues by themselves are not expected to be sufficient to fund the Corporation's operating costs.

Private Portfolio Company Investments

The following is a list of the private companies in which the Corporation had an
investment  in  and  advances  to  including   the  fair  market  value,   which
approximates cost of such securities, at June 30, 2006:

Name of Company                                     Cost              FMV

Historic Discoveries, Inc.                       $  1,273,010      $1,273,010

Gulf Coast Records, LLC - Investment and Note
Receivable                                          1,006,717               -

Sovereign Exploration Associates International
of Spain, Inc.                                        840,035         840,035
                                                 ---------------- -----------
Total                                            $  3,119,762      $2,113,045
                                                 ================ ===========

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Corporation's  investment activities contained elements of risk. The portion of the Corporation's  investment portfolio consisting of equity or equity-linked debt  securities  in private  companies was subject to valuation  risk.  Because there was  typically  no public  market for the equity  and  equity-linked  debt securities  in which it invested,  the  valuation of the equity  interest in the portfolio is stated at "fair value" and determined in good faith by the Board of
Directors on a quarterly basis in accordance with the  Corporation's  investment valuation policy.

In the absence of a readily  ascertainable  market value, the estimated value of the Corporation's  portfolio may have differed significantly from the value that would be placed on the portfolio if a ready market for the investments  existed.
Any  changes in  valuation  were  recorded  in the  Corporation's  Statement  of
Operations as "Net unrealized appreciation (depreciation) on investment".

At times a portion of the Corporation's  portfolio may have included  marketable securities traded in the  over-the-counter  market. In addition,  there may have been a portion  of the  Corporation's  portfolio  for which no  regular  trading market  existed.  In order to realize the full value of a  security,  the market must have traded in an orderly fashion or a willing  purchaser must be available when a sale is to be made.  Should an  economic  or other event occur that would not allow the  markets to trade in an orderly  fashion the  Corporation  may not have been able to realize the fair value of its marketable  investments or other investments in a timely manner.

As of June  30,  2006,  the  Corporation  did not  have  any  off-balance  sheet investments or hedging investments.

Impact of Inflation

The  Corporation  did not believe that its business was  materially  affected by inflation,  other than the impact inflation may have on the securities  markets, the valuations of business enterprises and the relationship of such valuation to underlying earnings,  all of which will influence the value of the Corporation's investments.

Item 8. Financial Statements and Supplementary Data.

            Report of Independent Registered Public Accounting Firm

To the Board of Directors
Sovereign Exploration Associates International, Inc. (F/K/A Cali Holdings, Inc.)
Orlando, Florida

We  have  audited  the  balance  sheets  of  Sovereign  Exploration   Associates
International,  Inc.  (F/K/A Cali Holdings,  Inc.) as of June 30, 2006 and 2005,
and the related  statements of operations,  changes in net assets and cash flows for the years then ended.  These financial  statements are the responsibility of the Company's  management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in
all  material  respects,   the  financial  position  of  Sovereign   Exploration
Associates International,  Inc. as of June 30, 2006 and 2005, and the results of operations  and cash flows for the years then  ended,  in  conformity  with U.S.
generally accepted accounting principles.

/s/Baumann, Raymondo & Company PA
Baumann, Raymondo & Company PA
Tampa, Florida
October 6, 2006

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                          (F/K/A - CALI Holdings, Inc.)
                                 BALANCE SHEETS

                                                             June 30, 2006       June 30, 2005
                                                           ---------------  ------------------
Assets
    Investments in and advances to affiliates                 $ 2,113,045         $ 1,777,765
    Cash and cash equivalents                                         570              31,034
    Accounts receivable                                           135,000               3,692
    Fixed assets, net of accumulated depreciation                       -               9,658
    Notes receivable                                                    -             439,732
    Other assets                                                        -             254,207
    Goodwill                                                            -             489,000
    Security deposit                                                    -               5,572
                                                           ---------------  ------------------
    Total assets                                              $ 2,248,615         $ 3,010,660
                                                           ===============  ==================

Liabilities and Shareholders' Equity
    Accounts payable and accrued expenses                       $ 347,528            $ 77,989
    Due to related parties                                        817,929                   -
    Related party note payables                                   763,630                   -
    Notes payable, convertible debt                               800,000
    Notes payable                                                 121,840             499,900
                                                           ---------------  ------------------
    Total liabilities                                           2,850,927             577,889
                                                           ---------------  ------------------

Commitments and contingencies                                           -                   -

Shareholders' equity
    Class A - Preferred stock, no par value, 10,000 shares
      authorized, none issued and outstanding                           -                   -
    Class B - Preferred stock, no par value, 10,000 shares
      authorized, none issued and outstanding                           -                   -
    Class C - Convertible Preferred stock, $.001 par value,
      10,000 shares authorized, none issued and
      outstanding as of June 30, 2006 and 10,000 shares
      issued and outstanding as of June 30, 2005                        -              10,000
    Class D - Preferred stock, no par value, 10,000 shares
      authorized,  none issued and outstanding                          -                  -
    Common stock, $.001 par value, 250,000,000,000 shares
       authorized and 26,203,166 issued as of June
       30, 2006; 2,000,000,000 shares authorized and 55,837
       outstanding as of June 30, 2005                             26,203                  56
    Capital in excess of par value                             19,532,917          17,316,337
    Stock subscription receivable                                       -              (4,760)
    Accumulated undistributed net income (loss)               (19,146,159)        (14,231,534)
    Net unrealized depreciation of investments                 (1,015,273)           (657,328)
                                                           ---------------  ------------------
     Total shareholders' equity                                  (602,312)          2,432,771
                                                           ---------------  ------------------
    Total liabilities and shareholders' equity                $ 2,248,615         $ 3,010,660
                                                           ===============  ==================
    Net asset value per share                                   $ (0.0230)            $ 43.57
                                                           ===============  ==================

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                          (F/K/A - CALI Holdings, Inc.)
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

                                                -----------------------------------
                                                      2006              2005
                                                -----------------------------------

OPERATING INCOME:
   Interest and dividend income:
    Control investments                                  $ 40,283         $ 72,895
                                                -----------------------------------

    Total interest and dividend income                     40,283           72,895
                                                -----------------------------------

   Fee and other income:
    Control investments                                   450,603          208,488
    Other                                                  52,602                -
                                                -----------------------------------

    Total fee and other income                            503,205          208,488
                                                -----------------------------------

    Total operating income                                543,488          281,383
                                                -----------------------------------

OPERATING EXPENSES
   Salaries and wages                                     802,680          700,879
   Termination of employment and consulting
    agreements                                            600,000                -
   General and administrative                             372,890          205,375
   Professional fees                                      304,978          373,712
   Interest                                                40,184           70,996
   Depreciation and amortization                              615            2,867
                                                -----------------------------------

    Total operating expenses                            2,121,347        1,353,829
                                                -----------------------------------

OPERATING (LOSS) BEFORE
    INCOME TAXES                                       (1,577,859)      (1,072,446)
   Provision for income taxes                                   -                -
                                                -----------------------------------

NET OPERATING (LOSS)                                 $ (1,577,859)    $ (1,072,446)
                                                -----------------------------------

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                          (F/K/A - CALI Holdings, Inc.)
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

                                              --------------------------------
                                                   2006            2005
                                              --------------------------------

Net realized gain (loss) on investments
    Control investments, net                     $(2,620,117)        $256,436
                                              --------------------------------

    Total net realized gain (loss) on
    investments                                   (2,620,117)         256,436
                                              --------------------------------

Net unrealized (depreciation) on
investments
    Portfolio company investments, net              (716,649)        (529,371)
                                              --------------------------------

    Total net unrealized (depreciation)
    on investments                                 (716,649)        (529,371)
                                               --------------------------------

    Total net loss on investments                 (3,336,766)        (272,935)
                                              --------------------------------

NET DECREASE IN NET ASSETS
    RESULTING FROM OPERATIONS                   $ (4,914,625)    $ (1,345,381)
                                              ================================

NET OPERATING LOSS PER COMMON SHARE:
      Basic                                          $ (0.12)       $ (280.75)
      Diluted                                        $ (0.12)       $ (280.75)
                                              --------------------------------

NET LOSS PER COMMON SHARE
      Basic                                          $ (0.36)       $ (352.19)
      Diluted                                        $ (0.36)       $ (352.19)
                                              --------------------------------

WEIGHTED AVERAGE SHARES OF COMMON
    STOCK OUTSTANDING:
      Basic                                       13,626,187            3,820
      Diluted                                     13,626,187            3,820
                                              --------------------------------

DIVIDENDS DECLARED PER COMMON SHARE                      $ -              $ -
                                              ================================

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                          (F/K/A - CALI Holdings, Inc.)
              SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
                                  June 30, 2006

                                                                                                               Fair
                Company                        Industry               Investment               Cost           Value
-------------------------------------------------------------------------------------------------------------------------

Historic Discoveries, Inc.              Marine Exploration     Common Stock - 100%            $ 1,273,010    $ 1,273,010
-------------------------------------------------------------------------------------------------------------------------

Sovereign Exploration Associates
International of Spain, Inc.            Marine Exploration     Common Stock - 100%                840,035        840,035
-------------------------------------------------------------------------------------------------------------------------

Gulf Coast Records, LLC                 Recording Label        Member Interest - 49%              173,868              -
-------------------------------------------------------------------------------------------------------------------------

Gulf Coast Records, LLC                 Recording Label        Note Receivable
                                                               8% Interest; no
                                                               repayment terms                    832,849              -
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Total investments in and advances to affiliates                                               $ 3,119,762    $ 2,113,045
-------------------------------------------------------------------------------------------------------------------------

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                          (F/K/A - CALI Holdings, Inc.)
                       STATEMENTS OF CHANGES IN NET ASSETS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

                                                ------------------------------------------
                                                       2006                   2005
                                                -------------------    -------------------

Operations:
    Net operating (loss)                              $ (1,577,859)          $ (1,072,446)
    Provision for income taxes                                   -                      -
    Net realized gain (loss) on investments             (2,620,117)               256,436
    Net unrealized (depreciation) of
    investments                                           (716,649)              (529,371)
                                                -------------------    -------------------

      Net (decrease) in net assets resulting
      from operations                                   (4,914,625)            (1,345,381)
                                                -------------------    -------------------

Shareholder distributions:
    Common stock dividends                                       -                      -
                                                -------------------    -------------------

      Net decrease in net assets resulting
      from shareholder distributions                             -                      -
                                                -------------------    -------------------

Capital share transactions:
    Issuance of common stock, net                        1,854,667              1,096,242
    Issuance of preferred stock                                  -                      -
    Cancellation  of preferred stock                             -
    Other                                                   24,875                237,965
                                                -------------------    -------------------

      Net increase in net assets resulting
      from capital share transactions                    1,879,542              1,334,207
                                                -------------------    -------------------

      Total (decrease) in net assets                    (3,035,083)               (11,174)

Net assets beginning of period                           2,432,771              2,443,945
                                                ===================    ===================

Net assets end of period                                $ (602,312)           $ 2,432,771

Net asset value per common share                         $ (0.0230)               $ 43.57
                                                ===================    ===================

Common shares outstanding at end of period
(post reverse split)                                    26,203,166                 55,837
                                                ===================    ===================

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                          (F/K/A - CALI Holdings, Inc.)
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

                                                   2006                   2005
                                                   -------------------------------------
Operating activities:
    Net (decrease) in net assets resulting from
    operations                                      $ (4,914,625)          $ (1,345,381)
    Adjustments to reconcile net (decrease) in
    net assets resulting from operations to net
    cash (used in) operating activities:
        Net unrealized appreciation
       (depreciation) on investments, net                (716,649)              529,371
        Net realized gain (loss) on investments        (2,620,117)             (256,436)
        Net change in investments in and
        advances to affiliates                          2,643,541                     -
        Deferred income tax                                     -               (75,324)
        Depreciation and amortization                         615                 2,867
        Bad debt expense                                        -                33,643
        Stock issued for services                               -                98,947
        (Increase) decrease in:
          Accounts receivable                            (131,308)               (3,692)
          Stock subscription receivable                     4,760                   (60)
          Other assets                                    254,207              (209,207)
          Deposits                                          5,572                 4,428
          Goodwill                                        489,000                     -
          Other                                                 -                     -
        Increase (decrease) in:
          Accounts payable and accrued expenses           269,539               (22,816)
          Due to related parties                          817,929                     -
                                                   -------------------------------------

      Net cash (used in) operating activities          (3,897,536)           (1,243,660)
                                                   -------------------------------------

Investing activities:
    Decrease (increase) in notes receivable               439,732              (924,316)
    Loss on disposition of assets                           9,043                 5,352
    Purchase of property and equipment                          -                (9,932)
    Purchase of investments, portfolio companies                -               (46,100)
                                                   -------------------------------------

      Net cash provided by (used in) investing
      activities                                          448,775              (974,996)
                                                   -------------------------------------

Financing activities:
    Proceeds from notes payable to related
    parties                                             1,563,630               682,623
    Payment of notes payable to related parties                 -              (100,000)
    Issuance of common stock, net                       1,854,667             1,235,321
                                                   -------------------------------------

      Net cash provided by financing activities         3,418,297             1,817,944
                                                   -------------------------------------

          Net (decrease) in cash and cash
          equivalents                                     (30,464)             (400,712)

Cash, beginning of period                                  31,034               431,746
                                                   -------------------------------------

Cash, end of period                                         $ 570              $ 31,034
                                                   =====================================

Supplemental disclosure of cash flow
information:
    Interest paid                                             $ -              $ 42,359
    Taxes paid                                                  -                     -

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                          (F/K/A - CALI Holdings, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Activities

Sovereign  Exploration  Associates  International,   Inc.  (the  "Company")  was
incorporated  in the state of Utah in 1980.  The Company was  formerly  known as
CALI Holdings,  Inc. On October 26, 2005 the Company  changed its name from CALI
Holdings, Inc. to Sovereign Exploration Associates International, Inc.

On January 5, 2004 the Company's shareholders consented to the proposal to allow the Company to adopt  business  development  company  ("BDC")  status  under the
Investment  Company Act of 1940 ("1940  Act").  A BDC is a  specialized  type of
Investment  Company  under the 1940 Act. A BDC may  primarily  be engaged in the business of furnishing capital and managerial expertise to companies that do not have ready  access to capital  through  conventional  financial  channels;  such companies are termed "eligible portfolio companies".  The Company, as a BDC, may invest in other securities,  however, such investments may not exceed 30% of the
Company's  total asset value at the time of such  investment.  The Company filed its BDC election  with the  Securities  and Exchange  Commission  ("SEC")  (Form
N-54A) on January 13, 2004.

Basis of Presentation

Different  accounting  principles  are  used  in the  preparation  of  financial statements of a business  development  company under the 1940 Act and therefore, the financial  statements are presented using the guidelines  outlined under the
1940 Act. By becoming a BDC,  the  Company has  effected a change in  accounting principle and no longer  consolidates its investments in portfolio  companies in accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and
Securities  Exchange Act of 1934 in which a BDC does not  consolidate  portfolio company  investments,  including  those in which it has a controlling  interest.
Certain  reclassifications  have been made to the June 30, 2005  amounts to make them consistent with the June 30, 2006 classifications.

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

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                          (F/K/A - CALI Holdings, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

Advertising Costs

Advertising costs are charged to operations when incurred.

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

Net (Loss) Per Common Share

Net (Loss) per common  share is computed  using the  weighted  average of shares outstanding  during the  periods  presented  in  accordance  with  Statement  of
Financial  Accounting  Standards No. 128,  Earnings Per Share. Any references to amounts  per  share  or  weighted  average  common  shares  in  these  financial statements have been restated to reflect reverse splits.

Cash and Cash Equivalents

For the  propose  of the  statement  of cash  flows,  cash and cash  equivalents includes time deposits with original maturities of three months or less.

Segments

The Company  operates as one segment as defined by the  Statement  of  Financial
Accounting  Standards No. 131,  Disclosures  about Segments of an Enterprise and
Related Information.

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

Goodwill and Other Intangibles

The  Company  records   goodwill  in  accordance  with  Statement  of  Financial
Accounting  Standards No. 142, Goodwill and Other Intangible Assets.  Intangible
assets such as goodwill are not  amortized;  instead the Company will review the goodwill not less  frequently  than annually to see if it has been impaired.  If impairment  occurs,  it will be  recorded  as an expense  in the period  that it occurs.  During the year ended June 30, 2006,  goodwill was adjusted by $489,000 to zero  ($0)  pursuant  to the  divestiture  of  assets  prior to the  Exchange
Agreement  on  October  17,  2005.  During  the year  ended  June 30,  2005,  no adjustments for impairment to goodwill were made.

For additional information, see Note Q - Subsequent Events.

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                          (F/K/A - CALI Holdings, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE B - INVESTMENTS

Valuation of Investments

The most  significant  estimate  inherent in the  preparation  of the  Company's financial  statements  is the  valuation  of its  investments  and  the  related unrealized appreciation or depreciation.

The Company values its investments,  with respect to securities for which market quotations are readily  available,  at the market value of such securities,  and with respect to other securities and assets, at fair value as determined in good faith by the Board of Directors.  Market  quotations were not readily  available for any of the Company's investments at June 30, 2006, and, accordingly,  all of the Company's investments were valued at fair value, which approximates the cost of those  investments.  The Company  analyzes the investments on a regular basis and records  unrealized gains or losses if and when an investment  significantly gains or loses market value as determined by a good faith standard.

For additional information, see Note Q - Subsequent Events.

Year ended June 30, 2006

The Company had investments in three controlled  portfolio  companies as of June
30, 2006.

     1.   Historic Discoveries, Inc.

     2.   Sovereign Exploration Associates  International of Spain, Inc. (SEAI -
          SPAIN)

     3.   Gulf Coast Records, LLC

Artifact Recovery & Conservation,  Inc. and Sea Research,  Inc. are wholly owned subsidiaries of Historic Discoveries, Inc. Sea Quest, Inc., acquired in December
2005, is a wholly-owned subsidiary of Sea Research, Inc.

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
                                  June 30, 2006

NOTE B - INVESTMENTS, continued

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

Current management does not possess adequate information to determine the proper fair market value of Gulf Coast Records,  LLC, at this time, and has reduced the value of the investment and note receivable to zero.  Once  management  receives the necessary information, it will update the fair market value of these assets.

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

Year ended June 30, 2005

The Company had  investments in six controlled  (portfolio)  corporations  as of
June 30, 2005.

Buehler Earth & Waterworks, LLC.

Buehler  Earth  &  Waterworks,   LLC   specialized  in  site   development   and
infrastructure construction including, but not limited to, clearing,  earthwork, utility  construction,  storm drainage,  curbs,  sidewalks,  roadwork  including sub-base, base and asphalt placement.

Buehler  Earth &  Waterworks,  LLC  mission  was to  provide a full line of site
construction  and  related  services  to  the  land/site   development  industry
(public/private)  utilizing  a team  approach  to deliver the highest in quality work seeking expeditious performance without compromising either cost efficiency or good safety practices.

Buehler  Earth  &  Waterworks,  LLC.  had a 100%  interest  in BEW  Landscape  &
Irrigation, LLC. BEW Landscape & Irrigation, LLC. provided plants and irrigation to wholesale and retail distribution outlets.

On March 21,  2005  Buehler  Earth &  Waterworks,  LLC sold its 75%  interest in
Advance Pool Technologies, Inc. to the other 25% investor for $155,880.

Buehler Earth & Waterworks, LLC was a Florida Limited Liability Company in which the Company had a 51%  interest.  In addition,  the Company  received an ongoing monthly management fee in the amount of $5,000.

On September  21, 2005,  the company sold its 51% interest in Buehler  Earth and
Waterworks, LLC for $110,000 to Buehler's managing member.

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                          (F/K/A - CALI Holdings, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE B - INVESTMENTS, continued

Sports Nation, Inc.
Sports  Nation,  Inc.  was  involved  in all  aspects of the sports  memorabilia merchandising industry. Sports Nation's management has over 50 years of combined experience in product  development,  licensing,  mass merchandise,  retail,  and direct marketing & sales.  Through years of specializing in sourcing and selling the finest caliber sports  memorabilia and collectible  products,  Sports Nation had forged numerous  strategic  relationships  with companies and individuals in sports marketing, including agents and athletes, manufacturers,  authenticators, and retailers.

Sports Nation Inc was a Nevada Corporation, which was owned 100% by the Company.

TSB Financial Services, Inc.

TSB Financial  Services,  Inc.  obtained  financing for various  commercial real estate transactions through strategic relationships with outside funding sources and provides  professional  consulting  services to portfolio  companies of CALI
Holdings, Inc. and other outside companies.  TSB Financial Services, Inc. serves customers nationally from its headquarters in Orlando, Florida.

TSB Financial Services, Inc. was a Florida corporation,  which was owned 100% by the Company.

TS&B Gaming & Entertainment Corporation

TS&B Gaming &  Entertainment  Corporation was formed on March 18, 2004 to invest in gaming,  hotels and other ventures.  TS&B Gaming & Entertainment  Corporation had minimal business activity through June 30, 2005.

TS&B Gaming & Entertainment  Corporation is a Florida  corporation that was 100%
owned by the Company.

TS & B Ventures, Inc.

TS & B Ventures,  Inc. was formed in April, 2004 to raise money from the private equity market. TS & B Ventures,  Inc. had minimal business activity through June
30, 2005.

TS & B  Ventures,  Inc.  was a Florida  corporation  that was 100%  owned by the
Company.

Wellstone Acquisition Corporation

Wellstone Acquisition  Corporation is a non-reporting SEC registrant.  Wellstone
Acquisition had no business activity for the year ending June 30, 2005.

Wellstone  Acquisition  Corporation was a Delaware corporation that was owned 66
2/3% by the Company.

Other Investments

The Company had investments in three other companies as of June 30, 2005.

KMA Capital Partners, Ltd.

KMA Capital Partners,  Ltd. provided business  consulting and financial services to small and mid-cap companies. KMA Capital Partners, Ltd. was a Florida Limited
Partnership in which the Company had a 25% interest.

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                          (F/K/A - CALI Holdings, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE B - INVESTMENTS, continued

Gulf Coast Records, LLC

Gulf Coast  Records,  LLC is an  independent  record label for recording  artist
Glenn  Cummings.  Glenn  Cummings has released his debut CD "BIG" and his second single entitled "Good Old Days".

Gulf Coast  Records,  LLC is a Florida  Limited  Liability  Company in which the
Company  has a 49%  limited  partnership  interest.  In  addition,  the  Company received an ongoing monthly management fee in the amount of $5,000.

The Gulf Coast Records team includes  Bryan  Switzer,  former manager of a major record  label and H.L.  Voelker who acted as  production  consultant  on Glenn's album.

On June 30, 2004 Gulf Coast Records  formed Hare  Scramble,  LLC. Hare Scramble,
LLC is a Florida Limited  Liability  Company involved in music publishing and is
100% owned by Gulf Coast Records, LLC.

On July 27,  2005,  CALI  Holdings  retained  a legal firm to assist in filing a selling  stockholder  registration  statement  for  its  to-be-formed  portfolio company Gulf Coast Records, Inc and its to-be-wholly-owned subsidiary Gulf Coast
Records,  LLC. The purpose of the offering was to make Gulf Coast a separate SEC reporting  company and to secure a qualification for quotation of its securities on the Over the Counter Bulletin Board.

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

The Company owned less than 5% of the outstanding stock of NEX2U, Inc.

Dispositions of Investments

Year ended June 30, 2005:  During the year ended June 30, 2005, the Company sold two of its investments to a related party.

     1.   Cummings Financial Services,  Inc. - The Company sold its 51% interest in Cummings Financial Services on June 30, 2005 for $782,723.

     2.   Home  Savings  Plan,  Inc. - The Company sold its 51% interest in Home
          Savings Plan, Inc. for $1,000

Year Ended June 30, 2006

On September  21, 2005,  the Company sold its 51% interest in Buehler  Earth and
Waterworks, LLC for $110,000 to Buehler's managing member.

See Note J for  divestiture  of all portfolio  companies  and other assets.  For additional information, see Note Q - Subsequent Events.

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                          (F/K/A - CALI Holdings, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE C - FIXED ASSETS

Prior to the effective  execution of the Exchange Agreement on October 17, 2005, the fixed assets of the Company consisting of computer and office equipment were sold  pursuant to a warranty  bill of sale for $10 to KMA Capital  Partners Ltd.
Inc of Texas.  Depreciation  expense  for the years ended June 30, 2006 and 2005 was  $615  and  $2,867,  respectively.  Current  management  has  requested  the appropriate documentation from the management of KMA Capital, Ltd., in an effort to determine the effect these transactions had on shareholders and to assess any subsequent actions that may be required by current management.

NOTE D - STOCK ISSUED FOR SERVICES

During the year ended June 30,  2006,  the  Company  did not issue any stock for services.  During the year ended June 30, 2005, prior  management  issued 10,000 shares  ($10,000) of the Company's  preferred stock and 97  (post-split)  shares
($88,947)  of the  Company's  common stock for various  professional  consulting services.  The value assigned to the above shares is based on the stocks' traded market  price on or about the date the shares  were  issued and are  included in professional fees.

NOTE E - UNREALIZED GAINS (LOSSES) ON INVESTMENTS

For the years ended June 30, 2006 and 2005,  the Company  recognized  unrealized depreciation  on  the  Company's  investments  in the  amount  of  $716,649  and
$529,371, respectively.

NOTE F- INCOME TAXES

Year Ended June 30, 2006

Pursuant to the Exchange Agreement dated October 17, 2005, substantial ownership of the Company was  transferred  and  according  to  provisions  of the Internal
Revenue Code,  this  transaction  eliminated all of the loss  carryforwards  for federal income tax purposes starting with fiscal year ending June 30, 2006.

Year Ended June 30, 2005

There  is a  deferred  tax  asset  of  approximately  $1,922,017  due to tax net operating loss carryforwards reduced to zero by a valuation allowance as of June
30, 2005. There are no deferred tax liabilities at June 30, 2005.

Deferred Tax Assets:                                6/30/2005

Receivable Allowance                             $             -

Loss Carryforwards                                     1,922,017

Less Valuation Allowance                              (1,922,017)
                                             -------------------

Net Deferred Tax Assets                          $             -
                                             ===================

Deferred Tax Liabilities

Unrealized Gains                                 $             -

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                          (F/K/A - CALI Holdings, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE F- INCOME TAXES, continued

At June 30, 2005, the Company had approximately  $6,310,320 of tax net operating loss carryforwards that expire as follows:

Expiration Date                                                       Amount
      2022                                                     $     2,350,469
      2023                                                           1,581,566
      2024                                                           1,486,950
      2025                                                             891,335
                                                               $     6,310,320

NOTE G - LEASE ARRANGEMENTS

The Company leased office and operating  facilities under  short-term  operating leases  located in Orlando,  Florida.  Pursuant to the Exchange  Agreement,  the
Company terminated its lease agreement for this office space.  Subsequent to the execution of the Exchange  Agreement,  the Company maintains shared office space in Pennsylvania and Massachusetts with unrelated companies controlled by certain officers  of the  Company.  These  companies  sublet  space to the  Company on a month-to-month basis with monthly rent of $4,010, with no formal subleases.

Rent  expense  for the  years  ended  June 30,  2006 and  2005 was  $66,792  and
$106,239, respectively.

NOTE H - NOTES PAYABLE

As of June 30, 2006

The  following  are  convertible  debentures  as of June 30,  2006 that were not converted as part of the Exchange Agreement dated October 17, 2005:
---------------------------------------------------------------------------------
8% convertible debenture to an individual dated May 27, 2005 with       $ 23,034
an initial principal balance of $21,000 due no later than May 27,
2006;  outstanding  principal  and  interest.   This  convertible
debenture is currently in dispute.
---------------------------------------------------------------------------------
5.25% convertible debenture to a company dated June 29, 2005 with      $ 91,212
an initial  principal  balance of $40,000  due no later than June
29, 2008;  outstanding  principal and interest.  This convertible debenture is currently in dispute.
---------------------------------------------------------------------------------
8% convertible debenture to an individual dated May 18, 2005 with        $ 7,594
an initial principal balance of $35,000 due no later than May 18,
2006;  outstanding  principal  and  interest.   This  convertible
debenture is currently in dispute.
---------------------------------------------------------------------------------

  Total notes payable                                                  $ 121,840
                                                                      ==========

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                          (F/K/A - CALI Holdings, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE H - NOTES PAYABLE, continued

As of June 30, 2005

The following are convertible debentures as of June 30, 2005:

8% convertible  debenture to an individual due no later than
August 2, 2005  convertible  to 50% of the closing bid price of the  common  stock on the date the  Company  issues  such
conversion notice.                                                   $     6,300

8% convertible  debenture to an individual due no later than
August 11, 2005  convertible to 50% of the closing bid price of the  common  stock on the date the  Company  issues  such
conversion notice.                                                        50,000

8% convertible  debenture to an individual due no later than
August 21, 2005  convertible to 50% of the closing bid price of the  common  stock on the date the  Company  issues  such
conversion notice.                                                        50,000

8% convertible  debenture to an individual due no later than
May 27, 2006  convertible to 50% of the closing bid price of the  common  stock  on the  date  the  Company  issues  such
conversion notice.                                                        21,000

8% convertible  debenture to an individual due no later than
May 27, 2006  convertible to 50% of the closing bid price of the  common  stock  on the  date  the  Company  issues  such
conversion notice.                                                        27,350

8% convertible  debenture to an individual due no later than
June 1, 2006  convertible to 50% of the closing bid price of the  common  stock  on the  date  the  Company  issues  such
conversion notice.                                                        50,950

8% convertible  debenture to Sprout Investments,  LLC due no later  than May 27,  2006  convertible  at a price  equal to
$.005 per share of common stock.  In the event the Company's
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

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                          (F/K/A - CALI Holdings, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE H - NOTES PAYABLE, continued

--------------------------------------------------------------------------------

8% convertible debentures to Sequoia International, Inc. due no later than  October  30, 2005  convertible  to 50% of the closing  bid  price  of the  common  stock  on the  date the
Company issues such conversion notice                                     50,000

8% convertible debentures to Sequoia International, Inc. due no later than  October  30, 2005  convertible  to 50% of the closing  bid  price  of the  common  stock  on the  date the
Company issues such conversion notice                                     25,000
                                                                    ------------

Total                                                               $    499,900

Less Current Portion                                                     499,900
                                                                    ------------
                                                                       $       0
                                                                    ============

The Company incurred interest expense of $40,184 and $70,996 for the years ended
June 30, 2006 and 2005, respectively.

NOTE I - RELATED PARTY NOTES PAYABLE

As of June 30, 2006, $128,519 was owed to certain officers of the Company. These funds were  advanced to the Company for cash flow purposes in the form of demand notes bearing no interest.

In  connection  with  the  Exchange  Agreement  discussed  in Note  K,  Historic
Discoveries, Inc. agreed to pay an aggregate of $600,000 to the Company's former management in partial  consideration for the termination of executive management contracts and a consulting contract with the Company.  Sea Hunt, Inc., a related party to the Company, advanced $300,000 at the closing of the Exchange Agreement and Venture  Planning  Inc.  provided,  and  subsequently  paid,  a note for the remaining $300,000. Both Sea Hunt, Inc. and Venture Planning Inc. are controlled by the Company's  Chairman,  Peter  Knollenberg.  Because the  underlying  prior executive  management and consulting  contracts were obligations of the Company, the  Company  has agreed to repay the full  $600,000  plus  accrued  interest of
$35,111 to Sea Hunt, Inc. and Venture Planning Inc.

NOTE  J - DIVESTITURE OF ALL PORTFOLIO COMPANIES AND OTHER ASSETS

Immediately  prior to and in  connection  with  the  execution  of the  Exchange
Agreement,  the Company  divested all of its assets  including the investment in all portfolio companies,  notes receivable,  and all remaining assets except for its investment in, and its note receivable due from Gulf Coast Records,  LLC and other assets  consisting of prepaid legal fees and security  deposits of $7,375.
As of June 30, 2006,  the  investment in and the note  receivable  due from Gulf
Coast has been reduced to zero. Current management is actively  negotiating with the  management  of Gulf  Coast  Records,  LLC  regarding  the  recovery  of the
Company's  investment.  As of June 30, 2006, the prepaid legal fees and security deposits of $7,375 were written-off.

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                          (F/K/A - CALI Holdings, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE J - DIVESTITURE OF ALL PORTFOLIO COMPANIES AND OTHER ASSETS, continued

Prior to the effective  date of the Exchange  Agreement  dated October 17, 2005, two  separate  bills of sales  required  the  following  lists of  assets of the
Company to be sold to KMA Capital,  Ltd. of Texas for total consideration of $10 and Kairos Holdings, Inc. for a total consideration of $10:

     Sold to KMA Capital Ltd. of Texas:
     Sports Nation, Inc., Buehler Earth & Waterworks,  LLC, Brokerage account of
     CALI at NevWest,  TS&B  Financial  Services,  Inc.,  Wellstone  Acquisition
     Corporation,  TS&B Gaming & Entertainment Corp., TSB Ventures,  Inc., three
     Dell notebook computers, and office and computer equipment

     Sold to Kairos Holdings, Inc.:
     Nine  limited  partnership  units  of KMA  Capital  Partners,  Ltd.,  which represented a 25% ownership interest in this company. See Note B.

Current  management  does not have any  information  regarding  the valuation or ownership of these companies.

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

Current  management  does not have any  information  regarding  the valuation of these companies.

NOTE K - EXCHANGE AGREEMENT

The Company on October 17, 2005 entered into an Exchange Agreement with Historic
Discoveries,   Inc.,  a  Pennsylvania   corporation   then  known  as  Sovereign
Exploration Associates International,  Inc. The Exchange Agreement provided that
Historic  Discoveries,  Inc. would  contribute  100% of its capital stock to the
Company in exchange for 90% of the capital  stock of the  Company.  As a result,
Historic  Discoveries,  Inc.  became a  wholly-owned  portfolio  company  of the
Company and the former  shareholders  of  Historic  Discoveries,  Inc.  gained a controlling  interest in the Company.  In addition,  all of the Directors of the
Company  resigned  and  new  Directors  took  office.  The  Company  valued  its investment in Historic Discoveries,  Inc. at fair value, for which cost was used as a fair approximation. The fair value of Historic Discoveries, Inc. on October
17, 2005 was $1,161,410. For more information about Historic Discoveries,  Inc., see Note B.

The Exchange  Agreement  provided that at a future point,  but in no event later than April 1, 2006,  the Company would conduct a reverse stock split,  following which Historic  Discoveries,  Inc. would have 90% ownership of the Company.  The reverse  stock  split  and  issuance  of shares to the  former  shareholders  of
Historic Discoveries, Inc. was effected on January 17, 2006. See Notes M and O.

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                          (F/K/A - CALI Holdings, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE K - EXCHANGE AGREEMENT, continued

The  Exchange   Agreement   contemplated  that  the  Company  would  dispose  of
substantially  all of its  assets,  except  for its  investment  in  Gulf  Coast
Records,  LLC and certain other assets.  See Note J. The Exchange Agreement also provided for the  termination of the Company's  executive  management  contracts with James E. Jenkins,  its then  President  and Chief  Executive  Officer,  and
Charles  Giannetto,  its  then  Secretary  and  General  Counsel,  and  for  the
termination  of  its  consulting   contract  with  KMA  Capital   Partners  Ltd.
(collectively,   "Former  Management").   In  consideration  thereof,   Historic
Discoveries,  Inc. agreed to pay Former  Management an aggregate of $600,000 and to provide them with 5% of the Company's  Common Stock. The $600,000 was paid by related  parties,  whom the  Company  has agreed to repay;  see Note I.  Because certain disputes  subsequently  arose between the Company and Former Management, the Common Stock was not issued to Former  Management.  Former  Management  then commenced  an  arbitration  proceeding,  which was  resolved  by the  Settlement
Agreement and General Release described in Note L.

Agreements

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

The Fantome project  (Fantome Cove Treasure Trove License 150, LLC. a subsidiary of ARC) sold a 2.06% equity interest for a capital  investment of $412,000,  and the LeChameau project (Interspace Explorations, LLC, a subsidiary of ARC) sold a
26.0% ownership interest and 40% profit participation interest for $390,000.

Management intends to assess the Company's liability under these agreements on a periodic basis.  No liability has been recorded for these  agreements as of June
30, 2006.

NOTE L - SETTLEMENT AGREEMENT AND GENERAL RELEASE

The Company on June 30, 2006,  entered into a Settlement  Agreement  and General
Release  (the  "Settlement  Agreement")  with  Former  Management,  KMA  Capital
Partners,  Inc., and CF Holdings,  LLC (collectively,  the "Settlement Agreement
Parties") in order to reach a comprehensive  resolution of their  disputes.  The
Settlement  Agreement provides that the Settlement Agreement Parties release all claims  that they may have  against  the  Company,  its  parents,  subsidiaries,
affiliates,    predecessors,     successors,    assigns,    partners,    agents,
representatives, and attorneys (collectively, "affiliated parties") and that the
Company releases all claims it may have against the Settlement Agreement Parties and their respective affiliated parties.

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                          (F/K/A - CALI Holdings, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE L - SETTLEMENT AGREEMENT AND GENERAL RELEASE, continued

The Settlement  Agreement also provides that the Corporation  will issue 303,333 shares of Common Stock to KMA Capital Partners, Inc. (the successor by merger to
KMA Capital Partners Ltd.),  303,333 shares of Common Stock to Mr. Jenkins,  and
303,334 shares of Common Stock to Mr.  Giannetto.  Because of concerns as to the legality  of such  issuance at a time when the Company has elected to be treated as a BDC, such shares have not yet been issued. In addition,  the Company agreed to remove  stop-trading  orders with  respect to 400,000  shares of Common Stock held by KMA Capital Partners,  Inc., and Mr. Jenkins and Mr. Giannetto agreed to provide  their  reasonable  cooperation  and  assistance  in  providing  certain information to the Company.

In  connection  with the  Settlement  Agreement,  the  Company  on the same date entered into a Leak Out Agreement with KMA Capital  Partners,  Inc., KMA Capital
Partners,  Ltd., Mr. Giannetto, and Mr. Jenkins. The Leak Out Agreement provides the Company with certain repurchase rights with respect to the shares referenced in the  preceding  paragraph  and  obligates the Company to make and keep at all times  public  information  available  in  accordance  with  Rule 144  under the
Securities Act of 1933.

For further information, see Note Q - Subsequent Events.

NOTE M - SHAREHOLDERS' EQUITY

As of June 30, 2006

As of June 30, 2006,  the authorized  capital of the Company is  250,000,000,000 shares of common stock (with voting rights), par value $.001.

The Company has authorized 10,000 shares of Class A, no par, preferred stock and has no issued and outstanding  shares as of June 30, 2006. The Class A preferred stock has conversion  rights to the Company's  common stock (with voting rights)
of 4-1.

As of June 30, 2006,  the Company has  authorized  10,000 shares of  convertible
Class C, par value $.001 per share, preferred stock. The Class C preferred stock was cancelled as part of the reverse stock split in January 2006.

As of June 30, 2005

As of June 30,  2005 the  authorized  capital of the  company  is  2,000,000,000 shares of common voting stock par value $.001 per share.

The Company had authorized 10,000,000 shares of Class A, no par, preferred stock and has issued and outstanding 3,725,000 shares. The Class A preferred stock has conversion rights to the Company's common voting stock of 4-1.

The Company had authorized but not issued  10,000,000 shares of Class B, no par, preferred stock.

The Company had authorized and issued  10,000,000 shares of convertible Class C,
..001 per share,  preferred  stock.  The Class C preferred  stock has  conversion rights to the Company's common voting stock of 1-1.

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                          (F/K/A - CALI Holdings, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE M - SHAREHOLDERS' EQUITY, Continued

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

The Company had authorized but not issued  10,000,000 shares of Class D, no par, preferred stock.

The Company originally reported  53,430,283  outstanding shares of Common Stock, on a pre-split  basis,  in its financial  statements for the year ended June 30,
2005.  The Company has  determined  that this number was in error and that there were 55,837,330  outstanding shares of Common Stock, on a pre-split basis, as of
June 30, 2005.  The  following  chart shows all events  affecting  the number of shares of Common Stock  outstanding in the year ended June 30, 2006, with shares reported on a pre-split basis prior to January 17, 2006:

Event                                                                           Date(s)            Shares

Shares outstanding                                                         June 30, 2005            55,837,330

CALI Holdings Escrow#3 Performance Cap                                     July 21, 2005            80,000,000
Shares issued for debentures - quarter ended Sept. 30, 2005                Various                 418,600,000
Shares outstanding                                                         Sept. 30, 2005          554,437,330

Shares issued for debentures - quarter ended Dec. 31, 2005                 Various                 418,000,000
KMA Capital Partners Ltd. (see below)                                      Oct. 5, 2005            800,000,000
Sequoia International, Inc. (per Escrow Agreement) (see below)             Oct. 14, 2005           556,166,667
Per Escrow Agreement (see below)                                           Oct. 14, 2005           191,700,000
Acquisition of Sea Quest, Inc. (see below)                                 Dec. 26, 2005           100,000,000
Shares outstanding                                                         Dec. 31, 2005         2,620,303,997

Shares outstanding after 1000-to-1 reverse stock split (see Note O)        Jan. 17, 2006             2,620,304
Issued per Exchange Agreement (see Note K)                                 Jan. 17, 2006            23,582,736
Issued as a result of rounding in reverse stock split                      Jan. 17, 2006                   126
Shares outstanding                                                         Mar. 31, 2006            26,203,166

Shares outstanding                                                         June 30, 2006            26,203,166

For further information, see Note Q - Subsequent Events.

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                          (F/K/A - CALI Holdings, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

Issuance of Stock

On October 5, 2005,  the prior  management  of the  Company  issued  800,000,000 shares  (800,000  common  shares  post  reverse  split of January  17,  2006) of restricted common stock (with voting rights) to KMA Capital  Partners,  Ltd. The
Company was in dispute with prior  management and related  consulting firm, over the subsequent sale of 400,000 shares of this restricted  stock.  See Note L for the Settlement Agreement with prior management and related consulting firm.

On October 14, 2005, the prior management  issued the 556,166,667  common shares
(556,166  common shares post reverse  split of January 17, 2006)  referred to in
Note H of the  September 30, 2005 Form 10-Q to Sequoia  International,  Inc. and
therefore, has satisfied the Escrow Agreement with Sequoia International,  Inc., in  which  the  Company  had  received  $166,850  and  would  in  turn  disburse
556,166,667 shares into an escrow account at the discretion of Sequoia.

On October 14, 2005, the prior management  issued the 191,700,000  common shares
(191,700  common shares post reverse  split of January 17, 2006)  referred to in
Note H of the September 30, 2005 Form 10-Q to an individual and  therefore,  has satisfied the Escrow  Agreement with that  individual,  in which the Company had received  $95,850 and would in turn disburse  191,700,000  shares into an escrow account at the discretion of the individual.

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

All references in the accompanying  financial statements to the number of common shares and per share amounts for 2006 and 2005 have been restated to reflect the reverse stock split in January 2006.

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                          (F/K/A - CALI Holdings, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE N - CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist  principally of cash,  investments in portfolio  companies, and notes receivable.

As of June 30, 2006,  the Company  maintains its cash  accounts  with  financial institutions located in Pennsylvania.  The Federal Deposit Insurance Corporation
(FDIC)  guarantees  the  Company's  deposits  in  financial  institutions  up to
$100,000 per account.

The  Company's  deposits with  financial  institutions  that exceeded  federally insured guarantees amounted to $0 as of June 30, 2006. Historically, the Company
has not  experienced  any losses on its deposits in excess of federally  insured guarantees.

As of June 30, 2006, the fair value of the  investment in Historic  Discoveries,
Inc. or $1,273,010 is  approximately  60.25% of the total  investments,  at fair value, which approximates cost, of $2,113,045.

The  investment in Historic  Discoveries,  Inc. and the  investment in Sovereign
Exploration Associates  International of Spain, Inc.,  individually and in total of the two  investments,  exceeds  25% of the total  investments,  at fair value which approximates cost, reflected in the financial statements presented herein.

As of June 30, 2006, a note  receivable  in the amount of $832,849  offset by an allowance  to reduce the market value of this note and  investment  to zero from
Gulf Coast Records is included in  Investments  in and advances to affiliates in the  accompanying  balance sheets.  Current  management is reviewing its options regarding this  portfolio  company and whether it wants to maintain its position or divest its  holdings  in the  future,  while  actively  negotiating  with the management  of Gulf Coast  Records,  LLC regarding the recovery of the Company's investment. The Company has recently received information from the management of
Gulf Coast  Records,  LLC that has caused the  Company to reduce the fair market value to zero at this time.

NOTE O - REVERSE STOCK SPLITS

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

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                          (F/K/A - CALI Holdings, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE P: RELATED PARTY TRANSACTIONS

OFFICERS LOANS

As of June 30, 2006, $128,519 was owed to certain officers of the Company. These funds were  advanced to the Company for cash flow purposes in the form of demand notes bearing no interest.

ACCRUED PAYROLL AND EXPENSES; DUE TO RELATED PARTIES

As of June 30, 2006,  $817,929  was owed to certain  officers of the Company for accrued payroll and unreimbursed expenses.

RELATED PARTY NOTE PAYABLE

In  connection  with  the  Exchange  Agreement  discussed  in Note  K,  Historic
Discoveries, Inc. agreed to pay an aggregate of $600,000 to the Company's former management in partial  consideration for the termination of executive management contracts and a consulting contract with the Company.  Sea Hunt, Inc., a related party to the Company, advanced $300,000 at the closing of the Exchange Agreement and Venture  Planning  Inc.  provided,  and  subsequently  paid,  a note for the remaining $300,000. Both Sea Hunt, Inc. and Venture Planning Inc. are controlled by the Company's Chairman,  Peter Knollenberg.  Because the underlying executive management and consulting contracts were obligations of the Company, the Company has agreed to repay the full  $600,000 to Sea Hunt,  Inc.  and Venture  Planning
Inc.

AGREEMENTS

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
The Revenue Agreement with the original owners was executed prior to October 17,
2005.

RELATED PARTY OWNERSHIP OF PERMITS

The  original  owners  of the  permits,  as  discussed  in  Agreements  are  the beneficial  owners  of the  controlling  interest  in the  stock of the  Company received in the Exchange Agreement dated October 17, 2005.

OFFICERS AND DIRECTORS OF THE COMPANY

Certain officers and directors of the Company hold certain  executive  positions
in  Historic  Discoveries,   Inc.  and  Sea  Hunt,  Inc.  and  their  respective
subsidiaries.

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                          (F/K/A - CALI Holdings, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

ACQUISITION OF SEA QUEST, INC.

On December 26, 2005, the Company issued 100,000 shares of common stock for 100%
ownership  of the stock of Sea Quest,  Inc.  Sea Quest,  Inc. is a wholly  owned subsidiary  of Sea  Research,  Inc.  Sea Quest,  Inc. was owned 50% by a private unrelated  individual and 50% owned by Sea Hunt Holding,  LLC, which is owned by the Chairman of the Company.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL OF SPAIN, INC. (SEAI - SPAIN)

On November 05, 2005,  the Company  formed SEAI - Spain.  SEAI-Spain has secured the finder's rights to four (4) shipwrecks in Spain with potential  historic and intrinsic value.

On November 15, 2005, the Company issued $800,000 of convertible debentures. The debentures  are due on November 15, 2006 with accrued  interest at a rate of six percent (6%) per annum. The Company may, at any time prior to November 15, 2006, convert the principal  amount of the debenture into free trading common stock of the Company at the average  closing price of the Company's  common stock for the ten (10) business days prior to the conversion  date. The debenture  holder may, at any time  after  November  15,  2006,  convert  the  principal  amount of the debenture into free trading  common stock of the Company at the average  closing price of the Company's  common stock for the ten (10) business days prior to the conversion date.

STOCK ACQUISITION - EXCHANGE AGREEMENT

Pursuant to the Exchange  Agreement  dated  October 17, 2005,  Sovereign  Marine
Explorations,  Inc and Sea  Hunt,  Inc.  collectively  own 90% of the  Company's outstanding common stock.

For additional information, see Note Q - Subsequent Events.

NOTE Q - SUBSEQUENT EVENTS

On July 10, 2006, an officer of the Company loaned the Company  $177,700.  These funds were  advanced  to the  Company  for cash flow  purposes  in the form of a demand note bearing no interest.

The Company on September 20, 2006, held a special meeting of its shareholders to consider a proposal  for the Company to withdraw  its election to be a BDC under the 1940 Act.  The  shareholders  approved  the  proposal,  and the  Company  on
September  22,  2006,  withdrew  its  election  by filing  Form  N-54C  with the
Securities and Exchange Commission.

Following  the  withdrawal  of its  election,  the  Company  carries on a marine recovery and explorations  business,  which it conducts through subsidiaries and controlled companies.  The Company will continue to be a reporting company under the Securities  Exchange Act of 1934, but will be managed so that it will not be subject to the provisions of the 1940 Act.

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                          (F/K/A - CALI Holdings, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE Q - SUBSEQUENT EVENTS, continued

The  withdrawal of the Company's  election to be treated as a BDC under the 1940
Act will result in a  significant  change in the  Company's  required  method of accounting.  BDC financial  statement  presentation and accounting  utilizes the value method of accounting  used by investment  companies,  which allows BDCs to recognize  income  and value  their  investments  at market  value as opposed to
historical   cost.   Operating   companies   use   either  the   fair-value   or
historical-cost  methods of accounting for financial statement  presentation and accounting  for securities  held,  depending on how the investment is classified and how long the company intends to hold the  investment.  Because of an absence of  reliable  market  data as to the value of its  assets,  the Company has used historical  cost as a proxy for fair value.  Accordingly,  the Company  does not expect the change in  valuation  to have any  immediate  material  impact on the reported value of the Company's  assets.  In the future,  however,  changing the
Company's  method of accounting could reduce the market value of its investments in privately held companies by eliminating  its ability to report an increase in value of its holdings as they occur. In addition,  as an operating company,  the
Company will consolidate its financial statements with subsidiaries.

The Company on  September  21,  2006,  filed  Amended and  Restated  Articles of
Incorporation  with the Utah Division of Corporations & Commercial  Code.  Under
its Amended and Restated Articles of Incorporation, the Company is authorized to issue  250,000,000  shares  of Common  Stock,  par value  $.001 per  share,  and
100,000,000  shares of Preferred Stock, par value $.001 per share. The Preferred
Stock is  "blank  check"  preferred  stock,  and the Board of  Directors  of the
Company is vested with the authority to divide the  Preferred  Stock into series and to determine  the terms and rights of each such series.  No such series have been authorized to date.

Following the  withdrawal of the Company's  election to be treated as a BDC, the
Company intends to issue 303,333 shares of Common Stock to KMA Capital Partners,
Inc.,  303,333  shares of Common  Stock to Mr.  Jenkins,  and 303,334  shares of
Common Stock to Mr. Giannetto, as required by the Settlement Agreement described in Note L.

Item 9.  Changes  in and  Disagreements  With  Accountants  on  Accounting   and
Financial Disclosure.

     Not applicable.

Item 9A. Controls and Procedures.

     The Company  carried out an evaluation,  under the supervision and with the participation  of  its  principal  executive  officer  and  principal  financial officer,  of the  effectiveness  of the design and  operation  of the  Company's disclosure  controls and  procedures as of the end of the period covered by this report. Based on this evaluation,  the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures  were  effective  in timely  alerting  them to  material  information required to be included in the  Company's  periodic  SEC  reports.  It should be noted that the design of any system of  controls  is based in part upon  certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving  its stated goals under all  potential future conditions,  regardless of how remote;  however,  the Company's principal executive  officer and  principal  financial  officer  have  concluded  that the
Company's  disclosure  controls  and  procedures  are  effective at a reasonable assurance level.

     There have been no changes in the Company's internal control over financial reporting,  to the extent  that  elements  of internal  control  over  financial reporting are subsumed  within  disclosure  controls and  procedures,  that have materially  affected,  or  are  reasonably  likely  to  materially  affect,  the
Company's internal control over financial reporting.

Item 9B. Other Information.

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

------------------------------- ------------------------- ----------------------------- ------------------------------
Name, Age and Address           Position and Length of    Principal Occupation and      Other Directorships
                                Term                      Business Experience
------------------------------- ------------------------- ----------------------------- ------------------------------
Robert D. Baca                  President, CEO and        President and CEO of
(50)                            Director since October    Sovereign Exploration
503 Washington Avenue, Suite    2005                      Associates International,
2D                                                        Inc. ("Sovereign
Newtown, PA 18940                                         Exploration")
                                                          (2005-present); Chief
                                                          Financial Officer of
                                                          Sovereign Marine
                                                          Exploration, Inc.
                                                          (2004-present); President
                                                          of Monarch Group
                                                          (consulting)
                                                          (2001-present); President
                                                          of Premier
                                                          Neurodiagnostics, LLC
                                                          (mobile EMG (neurology)
                                                          services) (2004-present);
                                                          Chief Financial Officer of
                                                          Artifact Recovery and
                                                          Conservation, Inc. (marine
                                                          exploration)
                                                          (2005-present); President
                                                          of Clinical Strategy
                                                          Partners, LLC (subject
                                                          recruiting) (2005-2006);
                                                          President of Monarch
                                                          Clinical Strategies
                                                          (subject recruiting)
                                                          (2004-2005).
------------------------------- ------------------------- ----------------------------- ------------------------------
John J. Barr                    Director since October    Attorney, Palmer & Barr
(49)                            2005                      P.C. (1989-present).
503 Washington Avenue, Suite
2D
Newtown, PA 18940

------------------------------- ------------------------- ----------------------------- ------------------------------
James J. Cavan                  Vice President since      Director of Research of
(40)                            October 2005              Drexel University College
503 Washington Avenue, Suite                              of Medicine (2003-2005);
2D                                                        Associate Director and
Newtown, PA 18940                                         Director of Research
                                                          Office, University of
                                                          Medicine and Dentistry of
                                                          New  Jersey (2003).
------------------------------- ------------------------- ----------------------------- ------------------------------
Kevin J. Conner                 Director since October    Managing Director of Conner
(44)                            2005                      & Associates, PC
503 Washington Avenue, Suite                              (accounting firm)
2D                                                        (1992-present).
Newtown, PA 18940
------------------------------- ------------------------- ----------------------------- ------------------------------
Donald G. Conrad                Director since October    Retired.                      Chevy Chase Bank, F.S.B.
(76)                            2005
503 Washington Avenue, Suite
2D
Newtown, PA 18940
------------------------------- ------------------------- ----------------------------- ------------------------------
Barry Gross                     Senior Vice President     Senior Vice
(55)                            and Secretary since       President-Project
503 Washington Avenue, Suite    October 2005              Operations of Sovereign
2D                                                        Exploration (2005-present);
Newtown, PA 18940                                         Northeast Regional Manager
                                                          of Taut, Inc. (laparoscopic
                                                          medical device
                                                          manufacturer)
                                                          (2001-present).
------------------------------- ------------------------- ----------------------------- ------------------------------
Peter Knollenberg               Chairman and Director
(56)                            since October 2005
503 Washington Avenue, Suite
2D
Newtown, PA 18940
------------------------------- ------------------------- ----------------------------- ------------------------------
Curtis R. Sprouse               Chief Operating Officer   President and CEO of Boston
(41)                            since October 2005        Market Strategies, Inc.
503 Washington Avenue, Suite                              (consulting)
2D                                                        (1993-present); President
Newtown, PA 18940                                         and CEO of iBall, Inc.
                                                          (software consulting)
                                                          (2003-present); Chief
                                                          Operating Officer of
                                                          Sovereign Exploration
                                                          (2005-present); Chief
                                                          Operating Officer of
                                                          Sovereign Marine
                                                          Exploration, Inc.
                                                          (2005-present); Chief
                                                          Operating Officer of
                                                          Artifact Recovery and
                                                          Conservation (marine
                                                          exploration)
                                                          (2005-present); Vice
                                                          President of Clinical
                                                          Strategy Partners, LLC
                                                          (subject recruiting)
                                                          (2005-2006); Vice President
                                                          of Research Clinical
                                                          Strategies (subject
                                                          recruiting) (2004-2005).
------------------------------- ------------------------- ----------------------------- ------------------------------

     The Company does not have a separate Audit  Committee  because the Board of
Directors  determined  that a separate Audit  Committee was not necessary due to the  relatively  small size of the  Company.  The  Company's  Board of Directors serves as the Audit  Committee,  overseeing  (i) the  integrity of the Company's financial statements;  (ii) the independent  registered public accounting firm's qualifications and independence; (iii) the performance of the Company's internal audit function and independent  registered  public accounting firm; and (iv) the
Company's  compliance  with  legal  and  regulatory  requirements.  The Board of
Directors has determined that Kevin J. Conner is an "audit  committee  financial expert" as defined  by the rules of the SEC and is  "independent"  as defined in
Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

     The Company has not adopted a code of ethics that applies to its  principal executive officer,  principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics  because the Company's  Board of Directors  feels the Company's small size makes written standards of conduct unnecessary.  However, the Company will consider whether to add a written code of ethics in the future.

     The  Company's  securities  are  not  registered  under  Section  12 of the
Securities  Exchange  Act of  1934  and,  therefore,  the  Company's  directors, officers  and  beneficial  owners  of more  than ten  percent  of the  Company's outstanding Common Stock are not required to file Forms 3, 4 and 5 with the SEC.

Item 11. Executive Compensation.

The following table discloses compensation received for each of the three fiscal years ended June 30, 2006, June 30, 2005, and June 30, 2004 by (i) the Company's
Chief  Executive  Officer  and  (ii)  the  other  highly  compensated  executive officers.

-------------------------------------- ------------------- --------------------- ------------ ---------------------------
Name and principal position            Fiscal year         Salary ($)            Bonus ($)    Other annual compensation
-------------------------------------- ------------------- --------------------- ------------ ---------------------------
Robert D. Baca, President and CEO      2006                      185,000             - -

-------------------------------------- ------------------- --------------------- ------------ ---------------------------
Curtis R. Sprouse, Chief Operating     2006                      185,000             - -
Officer
-------------------------------------- ------------------- --------------------- ------------ ---------------------------
James Cavan, Vice President            2006                      150,000             - -

-------------------------------------- ------------------- --------------------- ------------ ---------------------------

The Corporation lacks  information on compensation to James E. Jenkins,  who was
President  and CEO of the Company until  October 17, 2005.  The officers  listed above joined the Company on October 17, 2005.

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
Related Stockholder Matters.

The following table sets forth, as of August 21, 2006, the beneficial  ownership of the Company's Common Stock (i) by any person or group known by the Company to beneficially  own  more  than 5% of the  outstanding  Common  Stock,  (ii)  each
Director and  executive  officer,  and (iii) by all  Directors and officers as a group.

---------------------------------------- -------------------------------------- --------------------------------------
Name and Address(1)                      Number of Shares                       Percent of Outstanding Shares
---------------------------------------- -------------------------------------- --------------------------------------
Robert D. Baca                           11,864,790(2)                          45.3%
President, Chief Executive Officer and
Director
---------------------------------------- -------------------------------------- --------------------------------------
John Barr                                -0-                                    *
Director
---------------------------------------- -------------------------------------- --------------------------------------
James Cavan                              7,242                                  *
Vice President
---------------------------------------- -------------------------------------- --------------------------------------
Kevin J. Conner                          4,800                                  *
Director
---------------------------------------- -------------------------------------- --------------------------------------
Donald G. Conrad                         220,000                                *
Director
---------------------------------------- -------------------------------------- --------------------------------------
Barry Gross                              11,822,582(3)                          45.1%
Vice President and Secretary
---------------------------------------- -------------------------------------- --------------------------------------
Peter Knollenberg                        11,815,368(4)                          45.1%
Chairman and Director
---------------------------------------- -------------------------------------- --------------------------------------
Curtis R. Sprouse                        11,824,725(5)                          45.1%
Chief Operating Officer
---------------------------------------- -------------------------------------- --------------------------------------
All Executive Officers and Directors     23,957,067(6)                          91.5%
as a Group
---------------------------------------- -------------------------------------- --------------------------------------
Sea Hunt, Inc.                           11,791,368                             45.0%
120 Alpine Road
West Palm Beach, FL  33405
---------------------------------------- -------------------------------------- --------------------------------------
Sovereign Marine Explorations, Inc.      11,791,368                             45.0%
503 Washington Avenue, Suite 2D
Newtown, PA  18940
---------------------------------------- -------------------------------------- --------------------------------------
*    Denotes less than 1%

(1)  The  address  for each  Director  and  executive  officer is c/o  Sovereign
     Exploration Associates International Inc., 503 Washington Avenue, Suite 2D,
     Newtown, PA 18940.

(2)  Includes 73,422 shares owned directly and 11,791,368 shares as to which Mr.
     Baca may be deemed to have beneficial  ownership by reason of his status as a director and officer of Sovereign Marine Explorations,  Inc. ("SME"). Mr.
     Baca disclaims beneficial ownership of shares held by SME.

(3)  Includes 31,214 shares owned directly and 11,791,368 shares as to which Mr.
     Gross may be deemed to have beneficial ownership by reason of his status as a director and officer of SME. Mr. Gross disclaims  beneficial ownership of shares held by SME.

(4)  Includes 24,000 shares owned directly and 11,791,368 shares as to which Mr.
     Knollenberg  may be deemed to have  beneficial  ownership  by reason of his status as president, director, and sole shareholder of Sea Hunt, Inc.

(5)  Includes  13,653  shares  owned  directly,  19,704  shares held through the
     Boston Market Strategies,  Inc. Employee Profit Sharing Plan ("BMSI"),  and
     11,791,368  shares as to which Mr. Sprouse may be deemed to have beneficial ownership  by reason of his status as a director  and  officer of SME.  Mr.
     Sprouse  disclaims  beneficial  ownership of shares held by SME and through
     BMSI.

(6)  Includes  11,791,368 shares that may be beneficially owned by directors and officers  of SME,  each  of whom  disclaims  beneficial  ownership  of such
     shares;   11,791,368  shares  beneficially  owned  by  Mr.  Knollenberg  as president,  director,  and sole  shareholder of Sea Hunt,  Inc.; and 19,704 shares that may be beneficially  owned by Mr. Sprouse through the BMSI, who disclaims beneficial ownership of such shares.

Item 13. Certain Relationships and Related Transactions.

The Corporation on October 5, 2005, while under prior management, issued 800,000
(split-adjusted)  shares of Common Stock to KMA Capital  Partners Ltd.  ("KMA"),
which at that time was a portfolio  company of the Corporation and contractually provided  consulting  services to the Corporation.  Current  management has been unable to confirm  that the  Corporation  received any  consideration  for these shares.

Immediately  prior  to and in  connection  with  the  entry  into  the  Exchange
Agreement,  the Corporation  disposed of  substantially  all of its assets.  The
Corporation sold nine Limited Partnership Units in KMA to Kairos Holdings,  Inc.
for a total  consideration  of $10, and it sold its  interests in six  portfolio companies, its brokerage account at NevWest, three notebook computers, furniture and  fixtures,  and office and computer  equipment to KMA Capital  Partners Ltd.
Inc. of Texas for a total consideration of $10. The Corporation  realized losses of $2,525,274 on these  divestitures.  The Corporation  does not have sufficient information  to  determine  the value of the assets sold or the  validity of the transactions, nor does it have any information on the relationship, if any, that
KMA or prior  management may have had with the  purchasers.  The Corporation has sought further  information on these  transactions from the purchasers and prior management,  but its  efforts to date have been  unsuccessful.  The  Corporation retained its interest in one portfolio company,  Gold Coast Records,  LLC, which the  Corporation  currently  carries at a fair value of zero, as well as prepaid legal fees and security deposits of $7,375,  also  subsequently  written down to zero.

The  Corporation  on October 17, 2005,  entered into an Exchange  Agreement with
Sovereign Exploration Associates International, Inc., a Pennsylvania corporation now known as Historic Discoveries,  Inc. ("Historic Discoveries").  The Exchange
Agreement  provided  that  Historic  Discoveries  would  contribute  100% of its capital stock to the Corporation in exchange for 90% of the capital stock of the
Corporation. As a result, the former shareholders of Historic Discoveries gained a controlling interest in the Corporation.  In addition, all of the Directors of the  Corporation  resigned and new Directors took office.  Historic  Discoveries intended,  by  entering  into the  transaction,  to improve its ability to raise funds for its marine recovery and explorations  business in the capital markets.
For accounting  purposes,  the Board of Directors of the Corporation  determined that,  in the  absence  of more  reliable  evidence  as to its  value,  Historic
Discoveries  should be valued at its  historical  cost,  which was  subsequently determined to be $1,161,410 on that date.

In  connection  with  the  contribution  of ARC  and  SRI  to the  Corporation's wholly-owned  subsidiary  Historic  Discoveries,  the  Corporation  and Historic
Discoveries  agreed to  distribute  20% of the net  profits  arising  out of the exploitation  of permits,  licenses,  finder fees  rights,  contracts  and other rights  (collectively,  "permits") held by ARC to its former  corporate  parent,
Sovereign Marine  Explorations,  Inc. ("SME"),  and to distribute 20% of the net profits  arising out of the  exploitation  of permits  held by SRI to its former corporate  parent,  Sea Hunt,  Inc.  ("Sea  Hunt").  The  agreement  continued a pre-existing arrangement among Historic Discoveries, SME, and Sea Hunt.

The Exchange  Agreement  provided that at a future point,  but in no event later than  April 1,  2006,  the  Corporation  would  conduct a reverse  stock  split,
following   which  Historic   Discoveries   would  have  90%  ownership  of  the
Corporation.  The  reverse  stock  split and  issuance  of shares to the  former shareholders  of Historic  Discoveries  were  effected on January 17, 2006.  The
Company issued 11,791,368 shares to Sea Hunt and 11,791,368 shares to SME. Peter
Knollenberg,  the  Chairman  of the  Corporation,  is  the  president  and  sole shareholder of Sea Hunt,  and Robert D. Baca, the President and Chief  Executive
Officer of the  Corporation,  is the chief  financial  officer and a director of
SME. The Corporation on January 17, 2006,  also canceled all outstanding  shares of preferred stock.  All holders of outstanding  preferred stock were parties to the Settlement Agreement discussed below and have no further claims with respect to their holdings of preferred stock.

Prior to the  Change  in  Control,  the  Corporation  was a party  to  executive management  contracts with James E. Jenkins,  its President and Chief  Executive
Officer, and Charles Giannetto,  its Secretary and General Counsel. In addition, the Corporation was a party to a consulting contract with KMA, pursuant to which
KMA provided it with consulting services. In consideration of the termination of the  executive  management  contracts  and  the  consulting  contract,  Historic
Discoveries agreed to pay to Mr. Jenkins, Mr. Giannetto, and KMA an aggregate of
$600,000 and to provide them with 5% of the Corporation's Common Stock. Sea Hunt paid Mr. Jenkins, Mr. Giannetto, and KMA $300,000 at the closing of the Exchange
Agreement.  As noted above, Sea Hunt holds 45% of the outstanding  Common Stock, and its president and sole shareholder,  Mr. Knollenberg, is the Chairman of the
Corporation.  In addition, Venture Planning Inc., another corporation controlled by Mr.  Knollenberg,  provided Mr.  Jenkins,  Mr.  Giannetto,  and KMA with, and subsequently  paid, a note for the remaining  $300,000.  Because the  underlying obligations  to Mr.  Jenkins,  Mr.  Giannetto,  and KMA were  obligations of the
Corporation,  the  Corporation  has booked  payables of  $600,000,  which remain outstanding,  to Sea Hunt and Venture  Planning Inc. in  consideration  of their payment of these amounts.

Following the Change in Control,  certain disputes arose between the Corporation and Mr. Jenkins,  Mr.  Giannetto,  and KMA. As a result of these  disputes,  the
Corporation did not issue any Common Stock to Mr.  Jenkins,  Mr.  Giannetto,  or
KMA, and they commenced an arbitration  proceeding against the Corporation.  The
Corporation and Mr. Jenkins, Mr. Giannetto, KMA, KMA Capital Partners, Inc., and
CF Holdings,  LLC (collectively,  the "Former  Management  Parties") on June 30,
2006,  entered into a Settlement  Agreement and General Release (the "Settlement
Agreement") in order to reach a comprehensive  resolution of their disputes. The
Settlement  Agreement  provides that the Former  Management  Parties release all claims that they may have against the  Corporation,  its parents,  subsidiaries,
affiliates,    predecessors,     successors,    assigns,    partners,    agents,
representatives, and attorneys (collectively, "affiliated parties") and that the
Corporation  releases  all  claims it may have  against  the  Former  Management
Parties and their respective  affiliated parties.  The Settlement Agreement also provides that the  Corporation  will issue 303,333 shares of Common Stock to KMA
Capital  Partners,  Inc.  (the  successor by merger to KMA),  303,333  shares of
Common  Stock  to Mr.  Jenkins,  and  303,334  shares  of  Common  Stock  to Mr.
Giannetto.  Because of  concerns as to the  legality of such  issuance by a BDC, such shares have not yet been  issued.  The  Corporation  intends to issue these shares now that its election to be a BDC has been withdrawn.

The Corporation on December 26, 2005,  issued 100,000 shares of Common Stock for
100%  ownership of the stock of Sea Quest,  Inc.,  which  became a  wholly-owned subsidiary of Sea Research. Sea Quest, Inc. was owned 50% by a private unrelated individual  and 50%  owned  by Sea  Hunt  Holding,  LLC,  which  is owned by Mr.
Knollenberg.  By acquiring Sea Quest, Inc., Sea Research acquired a vessel known as the Sea Quest.

Item 14. Principal Accounting Fees and Services.

FEES PAID TO THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

During the fiscal  years  ended June 30,  2006 and June 30,  2005,  professional audit  services were  performed for the Company by Baumann,  Raymondo & Company,
P.A.  ("Baumann  Raymondo"),   the  Company's   independent   registered  public
accounting  firm.  During the fiscal years ended June 30, 2006 and June 30, 2005 professional  tax services were performed by Conner & Associates,  PC ("Conner &
Associates"),  certified  public  accountants.  Set forth  below is  information relating  to the  aggregate  fees  billed  by  Baumann  Raymondo  and  Conner  &
Associates for professional services rendered for each fiscal year. All fees and services were approved by the Board before the respective firms were engaged.

Audit Fees.  The aggregate  fees billed,  or to be billed,  for the audit of the
Company annual financial statements, the audit of management's assessment of the company's internal control over financial reporting and Baumann Raymondo's audit of the  Company's  internal  control  over  financial  reporting,  review of the financial statements included in the Company's Form 10-QSB filings, and services that are normally provided by the independent  registered public accounting firm in connection with statutory and regulatory  filings or engagements were $22,937 and $37,816, for fiscal 2006 and 2005, respectively.

Audit-Related  Fees.  During  fiscal  2005 and 2006,  Baumann  Raymondo  did not perform any services for assurance or related  services on behalf of the Company that were  reasonably  related to the  performance of the audit or review of the
Company's  financial  statements  and are not reported under "Audit Fees" during fiscal 2006 and 2005.

Tax Fees. The aggregate fees billed, or to be billed, by Conner & Associates for services  related to the  preparation  of tax returns  and other tax  compliance services were $7,500 and $5,000 during fiscal 2006 and 2005, respectively.

All Other Fees. Not applicable.

PRE-APPROVAL  POLICY FOR SERVICES BY INDEPENDENT  REGISTERED  PUBLIC ACCOUNTING
FIRM

The Board of Directors has  implemented  procedures for the  pre-approval of all engagements of the Company's  independent  registered public accounting firm for both audit and permissible  non-audit services,  including the fees and terms of each engagement. The Board annually meets with the independent registered public accounting firm and reviews and pre-approves all audit-related services prior to the commencement of the audit engagement.  For permissible  non-audit  services, the Board has delegated pre-approval authority to the Kevin J. Conner, the audit committee  financial expert,  and Mr. Conner reviews the nature and terms of any proposed  engagement of the independent  registered  public accounting firm. Mr.
Conner will  discuss  the matter with  management  and, as  necessary,  with the independent registered public accounting firm, prior to making any determination to approve or reject any such  engagement.  Any approvals of non-audit  services are then  reported by Mr.  Conner at the next Board  meeting for approval by the
Board.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

------------------------------- ---------------------------------------------
Exhibit No.                     Description
------------------------------- ---------------------------------------------
EX-3(i)                         Articles of Incorporation
------------------------------- ---------------------------------------------
EX-3(ii)                        By-Laws
------------------------------- ---------------------------------------------
EX-10.1                         Exchange Agreement
------------------------------- ---------------------------------------------
EX-10.2                         Settlement Agreement
------------------------------- ---------------------------------------------
EX-21                           Subsidiaries of Registrant
------------------------------- ---------------------------------------------
EX-24.1                         Power of Attorney for Kevin J. Conner
------------------------------- ---------------------------------------------
EX-24.2                         Power of Attorney for Peter Knollenberg
------------------------------- ---------------------------------------------
EX-31.1                         Section 302 CEO and CFO Certification
------------------------------- ---------------------------------------------
EX-32.1                         Section 906 CEO and CFO Certification
------------------------------- ---------------------------------------------

                                  SIGNATURES

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934,  the Registrant has duly caused this Annual Report on Form
10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                        SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC

October 13, 2006                By: /s/Robert D. Baca
Date                                     Robert D. Baca
                                         President and Chief Executive Officer

     Pursuant to the  requirements of the Securities  Exchange Act of 1934, this
Annual  Report on Form 10-K has been signed  below by the  following  persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Robert D. Baca       October 13, 2006    President, Chief Executive Officer,
Robert D. Baca          Date                Chief Financial Officer, Chief
                                            Accounting Officer, and Director

                        October 13, 2006    Director
John Barr               Date

        *               October 13, 2006    Director
Kevin J. Conner         Date

                        October 13, 2006    Director
Donald G. Conrad        Date

        *               October 13, 2006    Chairman and Director
Peter Knollenberg       Date

*By:/s/Robert D. Baca             October 13, 2006
         Robert D. Baca           Date
         Attorney-in-fact

Supplemental  Information to be Furnished With Reports Filed Pursuant to Section
15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act

The Corporation has not sent any annual report to security  holders covering the
Corporation's  last fiscal  year.  The  Corporation  mailed  proxy  solicitation materials to its  shareholders on or about September 8, 2006, in connection with a special  meeting of  shareholders  held  September 20, 2006.  The  Corporation voluntarily filed its definitive proxy statement on Schedule 14A on September 8,
2006.