Form 10-Q
period 2006-09-30
Sovereign Exploration Associates International, Inc.
filed 2006-11-21
CIK 1019852

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended September 30, 2006
                                       or

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________

Commission File Number: 333-29903

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Utah                                         30-0123229
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

        503 East Washington Avenue, Suite 2D, Newtown, Pennsylvania    18940
--------------------------------------------------------------------------------
             (Address of Principal Executive Offices)                (Zip Code)

                                 (215) 968-0200
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
--------------------------------------------------------------------------------
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
                                                        [ ] Yes           [X] No

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of November 21, 2006, was 26,203,166.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

             SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                          (F/K/A - CALI Holdings, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2006 AND JUNE 30, 2006

                                                            September 30, 2006           June 30, 2006
                                                                 UNAUDITED                 RESTATED
                                                         ----------------------------------------------------
Assets
    Cash and cash equivalents                                              $ 2,115                     $ 570
                                                         ----------------------------------------------------

       Total current assets                                                  2,115                       570
                                                         ----------------------------------------------------

Other assets
    Investments, net of allowance of $173,868                                    -                         -
    Notes receivable, net of allowance of $832,849                               -                         -
    Capitalized costs and permits                                        2,694,394                 2,365,870
                                                         ----------------------------------------------------

      Total other assets                                                 2,694,394                 2,365,870
                                                         ----------------------------------------------------

    Total assets                                                       $ 2,696,509               $ 2,366,440
                                                         ====================================================

Liabilities and Shareholders' Equity (Deficit)

Current liabilities
    Accounts payable and accrued expenses                                $ 577,298                 $ 347,528
    Due to related parties                                                 797,856                   817,929
    Notes payable                                                          124,182                   121,840
                                                         ----------------------------------------------------

      Total current liabilities                                          1,499,336                 1,287,297
                                                         ----------------------------------------------------

Long-term liabilities
    Related party note payables                                          1,130,897                   763,630
    Notes payable, convertible debt                                        800,000                   800,000
                                                         ----------------------------------------------------

      Total long-term liabilities                                        1,930,897                 1,563,630
                                                         ----------------------------------------------------

    Total liabilities                                                    3,430,233                 2,850,927
                                                         ----------------------------------------------------

Commitments and contingencies                                                    -                         -

Shareholders' equity (deficit)
    Common stock, $.001 par value, 250,000,000,000
      shares authorized and 26,203,166 issued and
      outstanding at 6/30/06, and 250,000,000 shares
      authorized and 26,203,166 issued and
      outstanding at 9/30/06                                                26,203                    26,203
    Additional paid-in capital                                          19,864,067                19,864,067
    Minority interest                                                     (803,530)                 (803,530)
    Accumulated deficit                                                (19,820,464)              (19,571,227)
                                                         ----------------------------------------------------

     Total shareholders' equity (deficit)                                 (733,724)                 (484,487)
                                                         ----------------------------------------------------

    Total liabilities and shareholders' equity
      (deficit)                                                        $ 2,696,509               $ 2,366,440
                                                         ====================================================

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                          (F/K/A - CALI Holdings, Inc.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
                                    UNAUDITED

                                                      ------------------------
                                                             9/30/2006
                                                      ------------------------

REVENUE                                                         $ -
                                                      ------------------------

OPERATING EXPENSES
    Salaries and wages                                                 61,013
    General and administrative                                         86,033
    Professional fees                                                  87,849
                                                      ------------------------

      Total operating expenses                                        234,895
                                                      ------------------------

OTHER INCOME (EXPENSE)
    Interest expense                                                  (14,342)
                                                      ------------------------

      Total other income (expense)                                    (14,342)
                                                      ------------------------

OPERATING LOSS BEFORE INCOME TAXES                                   (249,237)
                                                      ------------------------

    Provision for income taxes                                              -
                                                      ------------------------

LOSS BEFORE DEPRECIATION ON INVESTMENTS                              (249,237)

    Net unrealized depreciation on investments                              -
                                                      ------------------------

NET LOSS                                                           $ (249,237)
                                                      ========================

NET OPERATING LOSS PER COMMON SHARE:
      Basic                                                         $ (0.0095)
      Diluted                                                       $ (0.0092)
                                                      ========================

NET LOSS PER COMMON SHARE
      Basic                                                         $ (0.0095)
      Diluted                                                       $ (0.0092)
                                                      ========================

WEIGHTED AVERAGE SHARES OF COMMON
    STOCK OUTSTANDING:
      Basic                                                        26,203,166
      Diluted                                                      27,113,166
                                                      ========================

DIVIDENDS DECLARED PER COMMON SHARE                                       $ -
                                                      ========================

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                          (F/K/A - CALI Holdings, Inc.)
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
                                    UNAUDITED

                                                                 Additional
                                  Common Stock                     paid-in       Minority      Accumulated
                                     Shares         Par Value      capital       Interest        Deficit         Total
                                                                     (1)                           (2)
                                  -----------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2006, Restated    26,203,166       $ 26,203    $ 19,864,067     $ (803,530)  $ (19,571,227)   $ (484,487)

Net loss                                     -              -               -                       (249,237)     (249,237)
                                  -----------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2006         26,203,166       $ 26,203    $ 19,864,067     $ (803,530)  $ (19,820,464)   $ (733,724)
                                  =========================================================================================

(1)  -  Capital  in excess of par  value as of June 30,  2006 and  includes  the
        Company and subsidiaries

(2)  -  Accumulated undistributed net income (loss) as of June 30, 2006

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                          (F/K/A - CALI Holdings, Inc.)
                             STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
                                    UNAUDITED

                                                                        09/30/2006
                                                                   ----------------------
Operating activities:
   Net loss                                                                   $ (249,237)
   Adjustments to reconcile net loss from operations to
     net cash (used in) operating activities:
        Capitalized costs and permits                                           (326,182)
        Increase (decrease) in:
          Accounts payable and accrued expenses                                  229,770
          Due to related parties                                                 (20,073)
                                                                   ----------------------

      Net cash (used in) operating activities                                   (365,722)
                                                                   ----------------------

 Financing activities:
    Proceeds from related party notes payable                                    500,000
    Payments on related party notes payable                                     (132,733)
                                                                   ----------------------

      Net cash provided by financing activities                                  367,267
                                                                   ----------------------

      Net increase in cash and cash equivalents                                    1,545

 Cash, beginning of period                                                           570
                                                                   ----------------------

 Cash, end of period                                                             $ 2,115
                                                                   ======================

 Supplemental disclosure of cash flow information:
    Interest paid                                                                    $ -
    Taxes paid                                                                         -
                                                                   ======================

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                          (F/K/A - CALI Holdings, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   UNAUDITED

NOTE A - NATURE OF ORGANIZATION

Sovereign  Exploration  Associates  International,   Inc.  (the  "Company")  was
incorporated  in the state of Utah in 1980.  The company was  formerly  known as
CALI Holdings,  Inc. On October 26, 2005 the Company  changed its name from CALI
Holdings, Inc. to Sovereign Exploration Associates International, Inc.

On January  13,  2004 the  Company  filed  Form  N-54A  with the  United  States
Securities  and  Exchange  Commission  ("SEC") to become a business  development company  ("BDC")  pursuant to Section 54 of the  Investment  Company Act of 1940
(the "1940 Act"). As a result, the Company operated as an investment company and acquired  investments  designed to build an investment  portfolio to enhance the
Company's  shareholder  value. As a BDC, the Company was, in effect,  a publicly traded  private equity fund,  where  stockholders  provided  public capital in a regulated environment for private investment in smaller companies. Congressional intent behind the creation of BDCs was to encourage  the flow of public  capital to private and smaller public companies.

On September 8, 2006 the Company filed a definitive  proxy  statement  (Schedule
14A) with the SEC indicating that the Company's  shareholders  were to vote on a proposal to withdraw  the  Company's  election to be a BDC under the 1940 Act by filing Form N-54C with the SEC. The  proposal was approved at a special  meeting of the Company's shareholders on September 20, 2006.

On  September  22, 2006,  the Company  filed a  notification  of  withdrawal  of business  development  company  election on Form N-54C  notifying  the SEC that, pursuant  to the  provisions  of  Section  54(c) of the 1940  Act,  the  Company
withdrew  its  election to be subject to Sections 55 through 65 of the 1940 Act.
Accordingly,  the Company is no longer subject to the 1940 Act but will continue as an operating  reporting public company subject to the Securities Exchange Act of 1934.

The net effect,  as of June 30, 2006, of the Company's  election to withdraw our business  development  company status pursuant to the Investment  Company Act of
1940 was as follows:

Additional paid in capital                             $     (550,705)

Deficit                                                      (425,068)

Unrealized depreciation on investments                      1,015,273
                                                      ------------------

Net adjustments                                            $   39,500
                                                      ==================

As a result of the  change in  accounting  principle  because  of the  Company's election to withdraw  its business  development  company  election,  the Company restated  its June 30, 2006 Balance  Sheet which is included in these  financial statements.

NOTE B - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting  principles for interim financial information and pursuant to the rules and regulations of the SEC. The accompanying financial statements  for the interim  periods are unaudited  and reflect all  adjustments
(consisting only of normal recurring  adjustments)  which are, in the opinion of management,  necessary for a fair  presentation  of the  financial  position and operating results for the quarterly period presented. These financial statements should be read in conjunction  with the Company's  financial  statements for the years ended June 30, 2006 and 2005 and notes thereto  contained in the Company's
Annual  Report on Form 10-K for the year ended  June 30,  2006 as filed with the
SEC. See discussion of change in accounting principle below.

The results of operations for the three months ended  September 30, 2006 are not necessarily  indicative of the results of operations to be achieved for the full fiscal year ending June 30, 2007.

The election to withdraw the Company as a BDC under the 1940 Act has resulted in a  significant  change  in the  Company's  required  method of  accounting.  BDC financial  statement  presentation and accounting utilizes the fair value method of  accounting  used by  investment  companies,  which  allows BDCs to recognize income and value  their  investments  at market  value as opposed to  historical cost.

In  addition,  majority-owned  subsidiaries  are not  consolidated  and instead, investments  in those  subsidiaries  are  reflected  on the balance  sheet as an investment  in and  advances  to  affiliates,  at fair  value.  As an  operating company,  the required  financial  statement  presentation  and  accounting  for securities  held by the Company  utilize  either fair value or  historical  cost methods of accounting, depending on the classification of the investment and the
Company's  intent  with  respect  to the  period of time it  intends to hold the investment,  and the Company and its  subsidiaries  are  reflected for financial accounting  purposes as a consolidated  entity.  The change in accounting due to the  conversion  to an operating  company  from a BDC is  considered a change in accounting principle.

As an operating company,  the Company consolidates its financial statements with subsidiaries,  thus  eliminating  the  investment  in and advances to affiliates account that was  reflected on the  Company's  balance sheet as of June 30, 2006 and 2005, respectively.

Management has determined that with the lack of information available from prior management  of the  Company,  and  because the Company no longer owns any of the portfolio  companies  that were  divested as a result of the Exchange  Agreement effective October 17, 2005 except for Gulf Coast Records, LLC, it is impractical to comply with the  retroactive  application of prior periods being presented on an operating and  consolidated  basis in accordance  with Statement of Financial
Accounting Standards No. 154, Accounting for Changes and Error Corrections ("FAS
#154").

Pursuant to paragraph 11 of FAS #154: The Company has deemed it impracticable to apply the effects of a change in accounting principle  retroactively because the following conditions apply as of September 30, 2006:

     1.   The Company has made every reasonable effort to apply the requirement;
          however, we are unable to do.

     2.   Retrospective  application  of  the  change  in  accounting  principle requires  assumptions about prior management's intent in prior periods that cannot now be independently substantiated.

     3.   Retrospective  application  of  the  change  in  accounting  principle requires  significant  estimates  of  amounts,  and at this time it is
          impossible  to  distinguish   objectively   information   about  those
          estimates that: (a) provides evidence of circumstances that existed on the date(s) at which those amounts would be recognized,  measured,  or disclosed  under  retrospective  application,  and (b) would have been available  when the  financial  statements  for that prior period were issued.

See Note Q for explanation of prior period financial statement presentation.

As of September 30, 2006,  the Company's  subsidiaries  were  development  stage enterprises,  except for Gulf Coast Records,  LLC, which is accounted for on the equity method of accounting as described in Investments under Note B.

The Company's  subsidiaries are development stage  enterprises  engaged in ocean explorations and archaeologically  sensitive  recoveries of artifacts,  treasure trove and/or cargo from shipwrecks under various licenses.

Statement of Financial  Accounting  Standards No. 7, Accounting and Reporting by
Development  Stage  Enterprises,  defines a development  stage enterprise as one that is devoting substantially all of its efforts to establishing a new business and either planned principal  operations have not commenced or planned principal operations  have  commenced but there has been no significant  revenue.  Several artifacts have been  recovered,  but for the three month period ended  September
30, 2006, there was no revenue.

The  accompanying  financial  statements  have been prepared on a  going-concern basis, which contemplates the continuation of operations,  realization of assets and liquidation of liabilities in the ordinary course of business. The Company's
subsidiaries   have   capitalized   all  of   their   ocean   explorations   and
archaeologically sensitive recoveries of artifacts,  treasure trove and/or cargo from shipwrecks costs to-date.  The Company plans to obtain additional financing through the sale of publicly  traded stock,  limited  liability  company  member units of its  subsidiaries,  and/or debt financing.  There is no assurance these efforts  will  be  successful.  The  financial  statements  do not  include  any adjustments relating to the recoverability and classifications of reported asset amounts or the amounts of liabilities that might result from the outcome of that uncertainty. See Subsequent Events under Note O.

Principles of Consolidation

The accompanying  consolidated  financial  statements,  as presented herein, are
prepared  on  the  accrual   basis  of  accounting   under  the   principles  of
consolidation consisting of the accounts of the Company and its subsidiaries.

As of September 30, 2006,  the  Company's  subsidiaries  and the related  equity ownership are as follows:

Historic Discoveries, Inc.

Historic  Discoveries is the Company's primary subsidiary and is wholly-owned by the Company.  Historic Discoveries has two wholly-owned  subsidiaries,  Artifact
Recovery & Conservation, Inc. ("ARC") and Sea Research, Inc. ("SRI").

Artifact Recovery & Conservation, Inc.

ARC is the managing  member of Fantome Cove Treasure Trove 150, LLC, of which it owns a 97.05%  equity  interest.  ARC is also the managing  member of Interspace
Exploration, LLC, of which it owns a 74% equity interest.

As of September  30, 2006,  the minority  interest in both of these  entities is
$803,530.

The Company  owns a 100% equity  interest in  Sovereign  Exploration  Associates
International of Spain, Inc.

Investments

The Company accounts for investments, where the Company holds from 20% up to 50%
of the common stock of an investee,  using the equity method.  The investment is initially  recorded at cost and the carrying amount is adjusted to recognize the
Company's  proportionate  share of the earnings or losses of the investee  after the date of  acquisition.  The  amount  of the  adjustment  is  included  in the determination  of net  income  or  loss  of the  Company  in the  period  of the adjustment.  Any dividends  received from the investee reduce the carrying value of the investment.

As of June 30, 2006, the Company  determined  its 49% equity  investment in Gulf
Coast  Records,  LLC was fully  impaired.  During the fiscal year ended June 30,
2006,  the  Company had  provided  for a  write-down  of the  investment  in and advances to this company of $1,015,273 to zero.

Revenue Recognition

The Company  recognizes  revenue using the accrual method of accounting  wherein revenue is  recognized  when earned and expenses and costs are  recognized  when incurred.

Use of Estimates

The preparation of financial  statements in conformity  with generally  accepted accounting  principles  in the United States of America  requires  management to make estimates and assumptions  that affect certain  reported  amounts of assets and liabilities and disclosure of contingent  assets and liabilities at the date of the financial  statements  and the reported  amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Consolidated Statement of Cash Flows

For the  purpose  of the  Consolidated  Statement  of Cash  Flows,  the  Company
considers cash  equivalents to be all highly liquid  securities with an original maturity date of three months or less.

Net (Loss) Per Common Share

Net (Loss) per common  share is computed  using the  weighted  average of shares outstanding  during the  periods  presented  in  accordance  with  Statement  of
Financial Accounting Standards No. 128, Earnings Per Share.

The fully diluted  weighted  average  number of common shares  outstanding as of
June 30, 2006 includes the 910,000  common shares that the Company has agreed to issue  pursuant to the  Settlement  Agreement  effective  June 30,  2006.  As of
September  30,  2006,  these  common  shares,  which are  subject  to a Leak-Out
Agreement, have yet to be issued.

Segments

The Company  operates as one segment as defined by the  Statement  of  Financial
Accounting  Standards No. 131,  Disclosures  about Segments of an Enterprise and
Related Information.

Foreign Currency Translation

The accompanying financial statements are stated in United States Dollars (USD).

NOTE C - FIXED ASSETS

Fixed assets are stated at cost. The cost of equipment is charged against income over its estimated useful life, using the straight-line  method of depreciation.
Repairs and maintenance  which are considered  betterments and do not extend the useful life of equipment  are charged to expense as incurred.  When  property or equipment  is  retired  or  otherwise  disposed  of,  the asset and  accumulated depreciation is removed from the accounts and the resulting  profit and loss are reflected in income.

NOTE D - CAPITALIZED COSTS

As of September 30, 2006, the Company  accounted for its ocean  exploration  and archaeologically sensitive recoveries of artifacts,  treasure trove and/or cargo from shipwrecks costs incurred to-date as capitalized costs.

NOTE E - STOCK ISSUED FOR SERVICES

During the three  months  ended  September  30, 2006 and the year ended June 30,
2006, the Company did not issue any stock for services.

NOTE F- INCOME TAXES

Pursuant to the Exchange Agreement dated October 17, 2005, substantial ownership of the Company was  transferred  and  according  to  provisions  of the Internal
Revenue Code,  this  transaction  eliminated all of the loss  carryforwards  for federal  income tax purposes  starting  with the fiscal year that ended June 30,
2006.

NOTE G - LEASE ARRANGEMENTS

The Company maintains shared office space in Pennsylvania and Massachusetts with unrelated  companies  controlled  by  certain  officers  of the  Company.  These companies  sublet  space to the Company on a  month-to-month  basis with monthly rent of $4,010, with no formal subleases.

Rent expense for the three months ended September 30, 2006 was $12,030.

NOTE H - NOTES PAYABLE

The following are convertible debentures as of September 30, 2006:

8% convertible debenture to an individual dated May 27, 2005 with an initial  principal  balance of $21,000  due no later than May 27, 2006; outstanding principal and interest.  This convertible debenture is currently in dispute.
                                                                 $ 24,087
5.25% convertible debenture to a company dated June 29, 2005 with an initial  principal  balance of $40,000  due no later than June 29, 2008; outstanding principal and interest. This convertible debenture is currently in dispute.
                                                                 $ 89,988
8% convertible debenture to an individual dated May 18, 2005 with an initial  principal  balance of $35,000  due no later than May 18, 2006; outstanding principal and interest.  This convertible debenture is currently in dispute.
                                                                 $ 10,107
                                                                ---------

Total notes payable                                              $124,182
                                                                =========

The Company incurred interest expense on these convertible  debentures of $2,342 for the three months ended September 30, 2006.

NOTE I - OPERATING AGREEMENTS

Prior to the  Exchange  Agreement  of  October  17,  2005,  there  is a  Revenue
Agreement as outlined in Exhibit B of the Exchange Agreement,  that requires 20%
revenue participation payable to the original owners of the permits from the net recovery  of the  shipwrecks  for the  permits  that have been  assigned  to the subsidiaries of one of the Company's  subsidiaries,  Historic Discoveries,  Inc.
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

The Fantome project  (Fantome Cove Treasure Trove License 150, LLC. a subsidiary of ARC) sold a 2.05% equity interest for a capital  investment of $411,530,  and the LeChameau project (Interspace Explorations, LLC, a subsidiary of ARC) sold a
26.0% ownership interest and 40% profit participation interest for $392,000.

Management intends to assess the Company's liability under these agreements on a periodic  basis.  No  liability  has been  recorded for these  agreements  as of
September 30, 2006.

NOTE J - SETTLEMENT AGREEMENT AND GENERAL RELEASE

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

The Company has agreed to issue the Settlement  Agreement Parties 910,000 common shares subject to a Leak-Out Agreement; however, as of September 30, 2006, these common shares had yet to be issued.

NOTE K - SHAREHOLDERS' EQUITY

As of September 30, 2006, the authorized  capital of the Company was 250,000,000 shares of common stock (with voting rights), par value $.001.

The Company is also  authorized to issue up to  100,000,000  shares of Preferred
Stock, par value $.001, in one or more series, with the terms and rights of each such  series  to be as  determined  by the  Board;  no  such  series  have  been authorized by the Board to date.

NOTE L - ISSUANCE OF STOCK

For the three months  ended  September  30, 2006,  the Company did not issue any stock for any securities transactions.

NOTE M - CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist  principally of cash. As of September 30, 2006, the Company maintains its cash accounts with financial  institutions located in Pennsylvania and Canada.  The Federal Deposit  Insurance  Corporation  (FDIC)  guarantees the
Company's  deposits  in  US-based  financial  institutions  up to  $100,000  per account.

The  Company's  deposits with  financial  institutions  that exceeded  federally insured guarantees  amounted to $0 as of September 30, 2006.  Historically,  the
Company has not  experienced  any losses on its  deposits in excess of federally insured guarantees.

As of September 30, 2006, the Company  accounts for its investment in Gulf Coast
Records,  LLC on the equity  method of  accounting.  The amount of $832,849  was offset by an allowance to reduce the market value of this note and investment to zero  from  Gulf  Coast  Records  as of June 30,  2006.  Current  management  is reviewing  its options  regarding  this company and whether it wants to maintain its position or divest its holdings in the future,  while  actively  negotiating with the  management  of Gulf Coast  Records,  LLC regarding the recovery of the
Company's  investment.  Prior to June 30, 2006, the Company received information from the  management of Gulf Coast  Records,  LLC that has caused the Company to reduce the fair market value to zero.

NOTE N - RELATED PARTY TRANSACTIONS

ACCRUED PAYROLL AND EXPENSES; DUE TO RELATED PARTIES

As of September 30, 2006,  $797,856 was owed to certain  officers of the Company for accrued payroll and unreimbursed expenses.

RELATED PARTY NOTE PAYABLE

In  connection  with the  Exchange  Agreement  on  October  17,  2005,  Historic
Discoveries, Inc. agreed to pay an aggregate of $600,000 to the Company's former management in partial  consideration for the termination of executive management contracts and a consulting contract with the Company.  Sea Hunt, Inc., a related party to the Company, advanced $300,000 at the closing of the Exchange Agreement and Venture  Planning,  Inc.  provided,  and  subsequently  paid, a note for the remaining $300,000. Both Sea Hunt, Inc. and Venture Planning Inc. are controlled by the Company's  Chairman,  Peter  Knollenberg.  Because the  underlying  prior executive  management and consulting  contracts were obligations of the Company, the Company has agreed to repay the full $600,000  plus accrued  interest to Sea
Hunt, Inc. and Venture Planning Inc.

Effective July 10, 2006, the President of the Company  advanced  $500,000 to the
Company for working capital purposes. The loan is due on demand and the interest requirements and stated rate are a direct pass-through from Nova Savings Bank.

OFFICERS AND DIRECTORS OF THE COMPANY

Certain officers and directors of the Company hold certain  executive  positions
in  Historic  Discoveries,   Inc.  and  Sea  Hunt,  Inc.  and  their  respective
subsidiaries.

NOTE O - SUBSEQUENT EVENTS

Effective  November 15, 2006,  the Chairman of the Company  advanced the Company
$160,000  under a note agreement that requires an interest rate of the lesser of
0.9% or the legal rate under Texas law and is due, in full,  with  principal and interest on November 15, 2007.

Effective  November 15, 2006,  the $600,000  note,  as described in Note O under
Related Party Notes Payable due to Sea Hunt,  Inc. and Venture  Planning,  Inc.,
related parties to the Chairman of the Company,  was renegotiated with a new due date of November  15, 2007 along with an interest  rate of the lesser of 0.9% or the legal rate under Texas law and is due, in full,  with principal and interest on November 15, 2007.

NOTE P - PRIOR PERIOD FINANCIAL STATEMENT PRESENTATION

Pursuant to paragraph 11 of FAS #154, the Company has deemed it impracticable to apply the  effects of a change in  accounting  principle  retroactively  because certain conditions apply as of September 30, 2006. See Note B.

Since the  Company  does not possess the  information  necessary  to restate the financial  statements  as of  September  30, 2005 as an operating  company,  the following  are the  financial  statements  and  corresponding  footnotes for the
Company, as of September 30, 2005 and for the three months then ended, presented as on the basis of accounting utilized by BDCs:

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                            F/K/A CALI HOLDINGS INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2005
                                    UNAUDITED

ASSETS                                                               09/30/05
                                                                  ------------
Cash                                                          $        33,397
Investments, at fair value                                          1,112,800
Accounts receivable                                                    25,057
Other assets                                                          129,372
Fixed assets, net of accumulated depreciation                           9,023
Goodwill                                                              489,000
Notes receivable                                                    1,580,437
Security deposit                                                        5,572
                                                                  ------------
TOTAL ASSETS                                                  $     3,384,658
                                                                  ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

LIABILITIES
Accounts payable and accrued expenses                         $       214,610
Notes payable                                                         281,700
                                                                  ------------
TOTAL LIABILITIES                                                     496,310
                                                                  ------------

STOCKHOLDERS' EQUITY
Class A - Preferred stock, no par value, 10,000,000 shares
authorized, 3,725,000 issued and outstanding                                -
Class B - Preferred stock, no par value, 10,000,000 shares
authorized, none issued and outstanding                                     -
Class C - Convertible Preferred stock, $.001 par value,
10,000,000 shares issued and outstanding                               10,000
Class D - Preferred stock, no par value, 10,000,000 shares
authorized, none issued and outstanding                                     -
Common stock, $.001 par value, 2,000,000,000 shares
authorized; 622,030,283 and 53,430,283 issued; and
472,030,283 and 53,430,283 outstanding respectively                   472,030
Additional paid-in capital                                         17,377,563
Stock subscription receivable                                          25,240
Accumulated deficit                                               (14,996,485)
                                                                  ------------
TOTAL STOCKHOLDERS' EQUITY                                          2,888,348
                                                                  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $     3,384,658
                                                                  ============

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                            F/K/A CALI HOLDINGS INC.
                             STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
                                    UNAUDITED

                                                                  9/30/2005
                                                                 --------------

REVENUES                                                        $      396,366

OPERATING EXPENSES
Depreciation and amortization                                              615
Professional fees                                                       48,746
General and administrative                                             206,884
                                                                 --------------
                                                                       256,245
                                                                 --------------
NET OPERATING INCOME (LOSS)                                            140,121
                                                                 --------------

NET UNREALIZED DEPRECIATION ON INVESTMENTS                            (199,600)
                                                                 --------------
OTHER INCOME (EXPENSE)
Interest income                                                         23,515
Interest expense                                                          (931)
Realized loss on sale of investment                                    (94,843)
Other                                                                   24,114
                                                                 --------------
                                                                       (48,145)
                                                                 --------------
INCOME (LOSS) BEFORE INCOME TAX                                       (107,623)

DEFERRED INCOME TAX (EXPENSE)                                                -
                                                                 --------------
NET (LOSS)                                                      $     (107,623)
                                                                 ==============
NET (LOSS) PER SHARE BASIC AND FULLY DILUTED                    $          NIL
                                                                 ==============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         239,140,609
                                                                 ==============

              SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                            F/K/A CALI HOLDINGS INC.
             STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                      SEPTEMBER 30, 2005 AND JUNE 30, 2005

                        Preferred Stock             Common Stock         Additional       Stock        Accumulated
                                     Par                       Par         paid-in    Subscription        Income
                       Shares        Value         Shares     Value       capital      receivable        (Deficit)      Total

BALANCE JUNE 30,
2005                   10,000,000 $ 10,000     53,430,283  $  53,430  $ 17,262,963    $    (4,760)  $  (14,888,862) $ 2,432,771

STOCK ISSUED FOR
DEBENTURES                      -        -    418,600,000    418,600       114,600              -                -      533,200

STOCK SUBSCRIPTION
RECEIVABLE                      -        -              -          -             -         30,000                -       30,000

NET LOSS                        -        -              -          -             -              -         (107,623)    (107,623)
                       ---------- --------  -------------  ---------  ------------    -----------   -------------- -------------
BALANCE SEPTEMBER
30, 2005               10,000,000 $ 10,000    472,030,283  $ 472,030  $ 17,377,563    $    25,240   $  (14,996,485) $ 2,888,348
                       ========== ========  =============  =========  ============    ===========   ============== =============

                               SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
                                             F/K/A CALI HOLDINGS INC.
                                              STATEMENT OF CASH FLOWS
                                                SEPTEMBER 30, 2005
                                                     UNAUDITED

CASH FLOWS FROM OPERATING ACTIVITIES:                               9/30/2005

NET INCOME (LOSS)                                               $    (107,623)
RECONCILIATION OF NET INCOME (LOSS) TO CASH FLOWS
(USED IN) PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization                                             615
Stock issued for services                                                   -
Unrealized depreciation on investments                                199,600
Loss on sale of investments                                            94,843
Loss on disposal of asset                                                 444
Investments received in lieu of cash                                 (345,000)
(Increase) decrease in receivables                                    (21,368)
(Increase) decrease in other assets                                   135,292
Increase in accounts payable and accrued expenses                     136,623
                                                                --------------
CASH FLOWS (USED IN) OPERATING ACTIVITIES                              93,426
                                                                --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in notes receivable                                         (439,339)
Disposition of property and equipment                                       -
Purchase of property and equipment                                       (424)
Sale (purchase) of investments                                          3,700
                                                                --------------
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES                (436,063)
                                                                --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable                                            315,000
Proceeds from stock subscription                                       30,000
Issuance of common stock                                                    -
                                                                --------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                           345,000
                                                                --------------
NET INCREASE (DECREASE) IN CASH                                         2,363

CASH, BEGINNING OF THE PERIOD                                          31,034
                                                                --------------
CASH, END OF THE PERIOD                                         $      33,397
                                                                ==============
Supplementary Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest                                                        $          10
                                                                ==============

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
of Operations

The  following  discussion  should  be read in  conjunction  with our  financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended September 30, 2006 contains forward-looking statements  within the meaning of Section 27A of the  Securities Act of 1933, as amended,  and Section 21E of the  Securities  Exchange  Act of 1934,  as amended
("Exchange  Act").  Forward-looking  statements  may be identified by the use of
forward-looking   terminology,   such  as  "may,"  "shall,"  "could,"  "expect,"
"estimate,"   "anticipate,"   "predict,"   "probable,"   "possible,"   "should,"
"continue," or similar terms, variations of those terms or the negative of those terms. The  forward-looking  statements  specified in the following  information have  been  compiled  by our  management  on the  basis of  assumptions  made by management  and are  considered  by  management  to be  reasonable.  Our  future operating  results,  however,  are impossible to predict and no  representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following  information  represent estimates of future events and are subject to uncertainty as to possible changes in economic,  legislative,  industry,  and other circumstances.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among  reasonable  alternatives  require the  exercise of  judgment.  To the extent that the assumed events do not occur, the outcome may vary  substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those  forward-looking  statements.  No assurance can be given that any of the  assumptions  relating to the  forward-looking  statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

The  reader of this  discussion,  the  related  financial  statements  and notes thereto,  and other recent Company filings should  understand that the portfolio companies, the senior management team, the Board of Directors, and the Company's method of  accounting  upon its  withdrawal  of its  election to be treated as a business  development  company ("BDC") under the Investment  Company Act of 1940
("1940 Act"), have all materially changed.

RECENT DEVELOPMENTS

REASONS FOR CEASING TO BE A BUSINESS DEVELOPMENT COMPANY

Following   the   change  in  control  of   Sovereign   Exploration   Associates
International, Inc. (the "Company") on October 17, 2005, we determined that many of the regulatory,  financial  reporting and other  requirements  imposed by the
1940 Act were too  restrictive  and prevented the Company from  operating in the manner in which it desires. Among these restrictions are the following:

     o    A BDC is an  investment  company  and is  engaged in the  business  of investing,  reinvesting, owning, holding, or trading in securities. We instead  intend  to  carry on our  marine  recovery  and  explorations business through subsidiaries and controlled companies.

     o    In carrying on our business, from time to time we expect to enter into joint venture and other  transactions with affiliates,  subject to the oversight and approval of the Board of Directors.  BDCs  generally are unable to enter into such  transactions  without  the  approval of the
          Securities  and Exchange  Commission  (the "SEC"),  and such approvals generally cannot be obtained without undue time and expense.

     o    BDCs  are  subject  to  restrictions  in the  1940 Act on the type and amount of securities, other than Common Stock, that they can issue. We believe that the Company would be better served by greater flexibility in our capital structure.

     o    The  closely  regulated  nature of BDCs  causes  them to be subject to greater legal and accounting expenses.

     o    Because of  restrictions  on the Company's  ability to issue stock, we were unable to comply with the Settlement Agreement effective June 30,
          2006,  while the Company was a BDC. We believe that the  comprehensive settlement  embodied in the  Settlement  Agreement is in the Company's best interests.

The Company's Board of Directors  agreed with our assessment and determined that it was no longer  feasible for the Company to operate as a BDC. The  appropriate course of action was to withdraw the Company's election to be regulated as a BDC by filing a Form N-54C with the SEC.  Following the  withdrawal of the election, the Company will continue to be a reporting  company under the Exchange Act, but will be managed so that it will not be  subject  to the  provisions  of the 1940
Act.

EFFECT ON SHAREHOLDERS

Upon the  Company's  withdrawal  of its  election  to be treated  as a BDC,  the
Company  will no longer be subject to  regulation  under the 1940 Act,  which is designed  to  protect  the  interests  of  investors  in  investment  companies.
Specifically,  our shareholders will no longer have the following protections of the 1940 Act:

     o    We will no longer be subject to the  requirement  in Section 61 of the
          1940 Act that we maintain a ratio of assets to senior securities (such as senior debt or preferred stock) of at least 200%.

     o    We will no  longer be  prohibited  from  protecting  any  director  or officer  against  any  liability  to the  Company or our  shareholders arising from willful  malfeasance,  bad faith,  gross  negligence,  or reckless  disregard  of the  duties  involved  in the  conduct of that person's office.

     o    We will no longer be required to provide and maintain a bond issued by a reputable  fidelity insurance company to protect the Company against larceny and embezzlement.

     o    We will no  longer  be  required  to  ensure  that a  majority  of our directors are persons who are not  "interested  persons," as that term is defined in section 56 of the  Investment  Company  Act, and certain persons that would be prevented from serving on our board if we were a
          BDC (such as investment bankers) would be able to serve on our board.

     o    We will no longer be subject to provisions of the 1940 Act  regulating transactions between BDCs and certain affiliates.

     o    We will no longer be subject to provisions of the 1940 Act restricting our ability to issue shares, warrants and options.

     o    We will be able to change the nature of our business  and  fundamental investment  policies  without  having to obtain  the  approval  of our shareholders.

EFFECT ON FINANCIAL STATEMENTS AND TAX STATUS

The  election to  withdraw  the Company as a BDC under the 1940 Act results in a significant change in the Company's required method of accounting. BDC financial statement  presentation  and accounting  utilizes the value method of accounting used by investment  companies,  which allows BDCs to recognize  income and value their investments at market value as opposed to historical cost.

Operating  companies  use either the  fair-value or  historical-cost  methods of accounting for financial  statement  presentation  and accounting for securities held,  depending on how the  investment is  classified  and how long the company intends to hold the investment. Because of an absence of reliable market data as to the value of its assets,  the Company has used historical cost as a proxy for fair value,  mitigating  the immediate  impact of the change from  fair-value to historical-cost  accounting.  In the  future,  however,  changing  our method of accounting  could reduce the market value of our  investments  in privately held companies  by  eliminating  our  ability to report an  increase  in value of our holdings  as  they  occur.  Also,  as an  operating  company,  we  will  have to consolidate our financial  statements with  subsidiaries,  thus  eliminating the portfolio company reporting benefits available to BDCs.

We do not believe that the withdrawal of the Company's election to be treated as a BDC will have any  impact on its  federal  income tax  status,  since we never elected to be treated as a regulated  investment  company under  Subchapter M of the Internal Revenue Code. (Electing treatment as a regulated investment company under  Subchapter  M generally  allows a qualified  investment  company to avoid paying  corporate  level  federal  income  tax on income it  distributes  to its shareholders.)  Instead,  we have always been subject to corporate level federal income tax on our income  (without  regard to any  distributions  we make to our shareholders) as a "regular" corporation under Subchapter C of the Code.

CHANGE IN ACCOUNTING PRINCIPLE

The Company's financial  statements for the quarter ended September 30, 2005, as presented  herein,  were prepared  using the method of accounting  applicable to investment companies,  while our financial statements,  as presented herein, for the three months ended  September  30,  2006,  are prepared  using the method of accounting applicable to operating companies. Our financial statements for these periods are not comparable.  We have determined it is impractical to comply with the retroactive application of prior periods being presented on an operating and
consolidated  basis  in  accordance  with  Statement  of  Financial   Accounting
Standards No. 154, Accounting for Changes and Error Corrections ("FAS #154").

Pursuant to paragraph 11 of FAS #154, we have deemed it  impracticable  to apply the  effects  of a change in  accounting  principle  retroactively  because  the following conditions apply as of September 30, 2006:

     1.   We have made every reasonable effort to apply the requirement, but are unable to do.

     2.   Retrospective  application  of  the  change  in  accounting  principle requires  assumptions about prior management's intent in prior periods that cannot now be independently substantiated.

     3.   Retrospective  application  of  the  change  in  accounting  principle requires  significant  estimates  of  amounts,  and at this time it is
          impossible  to  distinguish   objectively   information   about  those
          estimates that: (a) provides evidence of circumstances that existed on the date(s) at which those amounts would be recognized,  measured,  or disclosed  under  retrospective  application,  and (b) would have been available  when the  financial  statements  for that prior period were issued.

REVENUES

Revenue for the three months ended September 30, 2006 was $0.

OPERATING AND OTHER EXPENSES

Operating  expenses for the three months ended  September 30, 2006 was $249,237, consisting  of salaries  and wages,  general and  administrative  expenses,  and professional fees. All of our employees,  including  officers,  have agreed to a
50% reduction in their respective salaries and wages effective July 1, 2006.

CAPITALIZED COSTS

The Company's  subsidiaries are development stage  enterprises  engaged in ocean explorations and archaeologically  sensitive  recoveries of artifacts,  treasure trove and/or cargo from  shipwrecks  under  various  licenses.  FAS #7 defines a development  stage enterprise as one that is devoting  substantially  all of its efforts to establishing a new business and either planned  principal  operations have not commenced or planned principal  operations have commenced but there has been no significant revenue.

As of September  30, 2006,  the Company  accounted  for  $2,344,394 of its ocean exploration and  archaeologically  sensitive  recoveries of artifacts,  treasure trove and/or cargo from shipwrecks costs incurred to-date as capitalized costs.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had an accumulated deficit of $19,820,464.

Each  year  diving  operations  for  ocean  explorations  and   archaeologically
sensitive  recoveries of artifacts,  treasure trove and/or cargo from shipwrecks must be funded.  In order to fund the 2006 diving operations which ran from July through  October  2006,  the  President  of the  Company  advanced  the  Company
$500,000,  of which  $265,000 was directly  used for diving  operations  in Nova
Scotia.  The  remaining  funds of  approximately  $235,000 were used for working capital purposes of the Company, primarily for legal and professional fees as an
SEC registrant.

The net effect,  as of June 30, 2006, of the Company's  election to withdraw our business  development  company status pursuant to the Investment  Company Act of
1940 was as follows:

Additional paid in capital                          $     (550,705)

Deficit                                                   (425,068)

Unrealized depreciation on investments                   1,015,273
                                                   ------------------

Net adjustments                                         $   39,500
                                                   ==================

As a result of the  change in  accounting  principle  because  of the  Company's election to withdraw its BDC  election,  the Company  restated its June 30, 2006
Balance Sheet, which is included in the accompanying financial statements.

In October 2006, the Company prepared a private placement memorandum for Fantome
Cove  Treasure  Trove 150,  LLC under  which the  Company is seeking to raise $4 million in equity investments from accredited  investors.  The Company,  through the efforts of management, is actively pursuing potential private investors. The securities  offered will not be registered  under the Securities Act of 1933 and may not be  offered  or sold in the  United  States  absent  registration  or an applicable exemption from registration requirements.

Effective  November 15, 2006,  the Chairman of the Company  advanced the Company
$160,000  under a note agreement that requires an interest rate of the lesser of
0.9% or the legal rate under Texas law and is due, in full,  with  principal and interest on November 15, 2007.

Effective November 15, 2006, the $600,000 note due to Sea Hunt, Inc. and Venture
Planning, Inc., related parties to the Chairman of the Company, was renegotiated with a new due date of  November  15,  2007 along with an  interest  rate of the lesser of 0.9% or the legal  rate  under  Texas  law and is due,  in full,  with principal and interest on November 15, 2007.

NOTES PAYABLE

The convertible  debentures as outlined in Note H of the accompanying  financial statements  continue  to  be in  dispute.  We  have  no  additional  information regarding the resolution to these  disputed  convertible  debentures  which were entered into by prior management before October 17, 2005.

COMMITMENTS AND CONTINGENCIES:

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
The Revenue Agreement with the original owners was executed prior to October 17,
2005.

As of September 30, 2006, we have determined that no liability exists under this agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of  September  30,  2006,  the  Company  did not have any  off-balance  sheet investments or hedging investments.

The Company  does not  believe  that its  business  was  materially  affected by inflation,  other than the impact inflation may have on the securities  markets, the valuations of business  enterprises,  and the relationship of such valuation to underlying  earnings,  all of which will influence the value of the Company's assets.

Item 4. Controls and Procedures

As required by SEC rules, we have evaluated the  effectiveness of the design and operation of our  disclosure  controls and  procedures  at the end of the period covered by this report.  This  evaluation was carried out under the  supervision and with the participation of our management,  including our principal executive and principal  financial  officer.  Based on this  evaluation,  this officer has concluded  that  the  design  and  operation  of  our  disclosure  controls  and procedures  are  effective.  In addition,  there were no changes in our internal control  over  financial  reporting  or in other  factors  that have  materially affected,  or are reasonably likely to materially  affect,  our internal control over financial reporting.

Our disclosure  controls and procedures are designed to ensure that  information required to be  disclosed  by us in the reports that we file or submit under the
Exchange Act is recorded,  processed,  summarized and reported,  within the time periods  specified  in the  SEC's  rules  and  forms.  Disclosure  controls  and procedures  include,  without  limitation,  controls and procedures  designed to ensure that  information  required to be  disclosed by us in the reports that we file under the Exchange Act is accumulated  and  communicated to our management,
including  our  principal   executive  and  principal   financial  officer,   as
appropriate, to allow timely decisions regarding required disclosure.

Part II. Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A.          Risk Factors

An investment in our common stock is highly speculative,  involves a high degree of risk, and should be considered only by those persons who are able to bear the economic risk of their investment for an indefinite period. In addition to other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described below before  investing in our  publicly-traded  securities.
The risks  described below are not the only ones facing us. Our business is also subject to the risks that  affect  many other  companies,  such as  competition, technological  obsolescence,  labor relations,  general economic  conditions and geopolitical  changes.  Additional  risks not  currently  known to us or that we currently believe are immaterial also may impair our business operations and our liquidity.

Our Business Is Inherently Risky and Speculative

Our business of historic shipwreck exploration and recovery is inherently risky, and the risks predominate at each step of the Corporation's business model.

The value of the Company is largely  dependent on permits  giving to us, through our  subsidiaries and controlled  companies,  the exclusive right to exploration for  historical  shipwrecks  in specified  areas.  The value of these permits is dependent,  to a  substantial  degree,  upon our  research  and  data  assembled indicating that a historical  shipwreck is likely to be in the area. Although we have  access to a  substantial  amount  of  research  and  data,  which has been
compiled  during  various  projects,   all  such  research  and  data  regarding
shipwrecks is imprecise,  incomplete and unreliable, as it is often composed of,
or  affected  by,  numerous  assumptions,   rumors,  "legends,"  historical  and
scientific inaccuracies,  and inaccurate interpretations that have become a part of such research and data over time.  The shipwrecks we seek generally have long disintegrated,  and  confirming  their  locations  is  difficult.  Even  if  the shipwrecks  are  accurately  located  in  waters  covered  by our  permits,  the shipwrecks may have been salvaged or may not have had anything of value on board at the time of the sinking.

Underwater recovery operations are inherently difficult and dangerous and may be delayed or  suspended  by weather,  sea  conditions  or other  natural  hazards.
Further,  such operations may be undertaken more safely during certain months of the year than during others.  These risks are  particularly  great in the waters off  Nova  Scotia,  where  many of the  shipwrecks  we seek are  believed  to be located.  There  can be no  assurances  that we will be able to  conduct  search and/or recovery operations only during such favorable periods. In addition, even
though  sea  conditions  in  a  particular   search  location  may  be  somewhat
predictable,  the possibility exists that unexpected conditions in a search area may occur and that such unexpected conditions might adversely affect operations.
Further,  it is possible that natural hazards may prevent or significantly delay search and recovery operations.

From time to time,  it will be  necessary  to  contract  with third  parties for additional  equipment  and/or labor  necessary  for the location and recovery of wreck  sites.  There can be no  assurance  that third  party  contracts  will be available to us. The availability of specialized  recovery equipment may present a  problem,  and the cost of  obtaining  the use of such  equipment  to  conduct recovery  operations is uncertain and will depend on, in part,  the location and condition of the wreckage to be recovered.

Persons and entities  other than the Company and its  affiliates may claim title to the  shipwrecks.  Even  if we  are  successful  in  locating  and  recovering shipwrecks,  there is no  assurance  of  establishing  the  rights  to  property recovered as against  governmental  entities,  prior owners,  or other attempted salvers claiming an interest therein.  There is also a risk of theft of valuable items at sea, both before and after their  recovery,  by pirates or poachers and while in transit to a safe destination.

Even after the location of a historical  shipwreck  has been  confirmed,  it may require a period of years before we can realize revenue from salvage operations.
We generally  must obtain a recovery  permit before we can make any  substantial recoveries from the site.

Salvage  operations  generally require a substantial period of time to complete.
Recovered  items must be carefully  examined by our science  team.  We then must negotiate with applicable government  authorities,  which generally are entitled to retain a portion of the recovered items. The issuance of recovery permits and negotiations with governmental authorities may result in delays, particularly if there is public  sentiment  against  salvage,  there are  multiple  governmental claims to the  shipwreck,  or the  recovered  items are  especially  valuable or historically significant.

Even if valuable items can be located and recovered,  it is difficult to predict the price that may be realized for these items.  The items may have been damaged by salt water or by natural sea  conditions.  The value of the  recovered  items will  fluctuate with a precious  metals market that has been highly  volatile in recent  years.  Moreover,  the  entrance  into the  market of a large  supply of similar items from  shipwrecks,  including  those we have located and recovered, could itself  depress the market for these items.  The methods and channels that may be used in the  disposition of the recovered  items are uncertain at present and may include one or a combination  of several  alternatives.  Ready access to buyers for disposition of any artifacts or other valuable items recovered cannot be assured and delays in the disposition of such items are very possible.

You May Be Diluted by Future Issuances of Equity or Debt Securities

In the  future,  we may  attempt to increase  our  capital  resources  by making additional public offerings or private  placements of equity or debt securities, including  medium-term notes,  senior or subordinated notes, one or more classes of  preferred  stock,  additional  common  stock,  warrants,  or  equity or debt securities  convertible  into common stock.  Additional  equity  offerings by us reduce the value of our common  stock.  Any  preferred  stock we may issue would have a  preference  on  distributions  that  could  limit  our  ability  to make distributions to the holders of our common stock. Upon our liquidation,  holders of our debt  securities,  if any,  and shares of  preferred  stock,  if any, and lenders with respect to other borrowings, if any, will receive a distribution of our  available  assets  prior to the  holders of our common  stock.  Because our decision  to issue  securities  in any  future  offering  will  depend on market conditions and other factors  beyond our control,  we cannot predict or estimate the amount,  timing or nature of our future  offerings.  Thus, our  shareholders bear the risk of our future  offerings  reducing  the market price of our common stock and diluting their stock holdings in the Company.

Need for Additional Capital

Although we have recovered a number of valuable items in our salvage  operations to-date,  we have not yet realized any revenues from these  salvage  operations, and any revenues we realize in the near future are unlikely to be  sufficient to
fund  our  operations.   In  addition,  we  have  minimal  financial  resources.
Accordingly,  we can continue  our  operations  only if we can raise  additional working capital.

Legal and Political Risks

Historical  shipwreck  recovery is highly  regulated  and can be a  high-profile
political  issue,   due  to   jurisdictional   disputes,   public  concern  over
historically  significant  shipwrecks,   and  archaeological  and  environmental
concerns.

A  localized  group in Nova  Scotia  has  forwarded  the idea to repeal the Nova
Scotia  Treasure  Trove Act. This action  remains on the horizon.  However,  our legal  representation  in Nova Scotia  indicates the likelihood that it will not move forward and if it does that we may be "grandfathered" for a period of time.

The United  Kingdom has filed a formal  notice on the H.M.S.  Fantome that could represent  a  challenge  to our  plans  for a  recovery  in  Fantome  Cove.  Our subsidiary ARC was notified on August 31, 2006, by the Nova Scotia Department of
Tourism,  Culture & Heritage that its  application for a Class B recovery permit for the  Fantome  Cover  treasure  trove site has not been  approved.  A Class B permit is required before ARC can make any substantial recoveries from the site.
The  Department  has  recommended  that  permission  be secured  from the United
Kingdom. We are considering our options.

Increasing  international  interest in the  protection  of  underwater  cultural heritage has been  indicated by the United Nations  Educational,  Scientific and
Cultural  Organization  (UNESCO)  Convention on the Protection of the Underwater
Cultural  Heritage.  The Convention  generally would raise standards in terms of conduct of exploration and salvage and focus on improving science and archeology efforts.  The  Convention  was  adopted  by  UNESCO in 2001 but has not yet been widely  adopted  by the  nations of the  world,  including  Canada or the United
States, and has not yet entered into force with respect to the nations that have adopted it. We believe that we will be able to comply with the  Convention if it comes into force, although compliance may increase our costs.

Legal Exposure

In the period  leading up to the change in control of the Company on October 17,
2005,  the  Company,  under its prior  management,  disposed  of a number of its assets for aggregate consideration of $20 and issued 800,000,000 shares (800,000 shares on a  split-adjusted  basis) for  consideration  the receipt of which the
Company's  present  management has been unable to confirm.  In addition,  in the period from October 17, 2005,  to  September  22, 2006,  although we had elected treatment as a business  development company under the 1940 Act, we may not have met all of the requirements for treatment as a business development company, and some of our activities or those of our  affiliates  raised  questions  under the
1940 Act.  We  accordingly  could  face  legal  exposure  in the event of either private  litigation  or a SEC  enforcement  action with respect to events either before or after the change in control.  Neither the SEC nor any private litigant has expressed a present intention of bringing such an action against us.

Dependence on Key Personnel

Our success will depend largely on the skills of our key  management  personnel, who currently function without employment  contacts.  The loss of one or more of our key management  personnel may  materially and adversely  affect our business and results of operations.  We cannot  guarantee that we will be able to replace
any  key  management   personnel  in  the  event  that  their  services   become
unavailable.

Loss of Certain Protections Because of Non-BDC Status

When the Company ceased to be a BDC regulated  under the Investment  Company Act
of  1940  ("1940  Act")  in  September  2006,  the  shareholders   lost  certain
protections, including, but not limited to, the following:

     o    The  Company  is no  longer  be  subject  to the  requirement  that it maintain a ratio of assets to senior securities of at least 200%.

     o    The Company is no longer  prohibited  from  protecting any director or officer  against  any  liability  to  the  Company  or  the  Company's shareholders  arising  from  willful  malfeasance,  bad  faith,  gross negligence,  or  reckless  disregard  of the  duties  involved  in the conduct of that person's office.

     o    The  Company is no longer  required  to ensure  that a majority of the directors are persons who are not  "interested  persons," as that term is defined in section 56 of the 1940 Act,  and  certain  persons  that would be prevented  from serving on the  Company's  board if it were a
          BDC  (such  as  investment  bankers)  will  be able  to  serve  on the
          Company's board.

     o    The  Company  is no  longer  subject  to  provisions  of the  1940 Act regulating  transactions  between  BDCs  and  certain  affiliates  and restricting the Company's ability to issue warrants and options.

     o    The Company is no longer obligated to subject a material change in its fundamental investment policies to the approval of its shareholders.

     o    The  Company  is no  longer  subject  to  provisions  of the  1940 Act prohibiting the issuance of securities at below net asset value.

     o    The  withdrawal  of the  Company's  election to be  regulated as a BDC results  in a  change  in its  method  of  accounting.  BDC  financial statement  presentation  and  accounting  uses  the  value  method  of
          accounting  used  by  investment  companies,   which  allows  BDCs  to
          recognize  income  and value  their  investments  at  market  value as opposed  to  historical  cost.  Operating  companies  use  either  the fair-value  or  historical-cost  methods of  accounting  for financial statement  presentation and accounting for securities held,  depending on how the investment is classified  and how long the company  intends to hold the  investment.  Changing the Company's  method of accounting could reduce the market  value of its  investments  in privately  held companies by eliminating  the Company's  ability to report an increase in value of its holdings as they occur.

     o    Because the Company's  securities are not registered  under Section 12 of the Exchange  Act, it is not subject to the  obligation  to provide investors with proxy or information  statements,  and its insiders are not required to report their trades and holdings. However, the Company continues  to be a reporting  company and files  periodic  and current reports on Form 10-K,  Form 10-Q, and Form 8-K. The Company's Board of
          Directors is still subject to customary  principles of fiduciary  duty with respect to the Company and its  shareholders,  and investors will
          benefit  from  a  number  of  protections  and  corporate   governance
          requirements under the Sarbanes-Oxley Act of 2002.

OTC Bulletin Board

Our common stock is quoted on the OTC Bulletin Board ("OTCBB").  The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ  Stock  Market or  national or  regional  exchanges.  Securities traded on the OTCBB are typically  thinly traded,  highly  volatile,  have fewer markets and are not followed by analysts.  The SEC's order handling rules, which apply to  NASDAQ-listed  securities,  do not apply to  securities  quoted on the
OTCBB.  Quotes for stocks  included  on the OTCBB are not listed in  newspapers, although they are available on the Internet.

Penny Stock Rules

Trading in our  securities  will be subject to the "penny  stock"  rules for the foreseeable  future.  The SEC has adopted  regulations  that generally  define a penny stock to be any equity security that has a market price of less than $5.00 per  share,  subject  to  certain  exceptions.  These  rules  require  that  any broker-dealer  who  recommends  our  securities  to  persons  other  than  prior customers  and  accredited  investors  must,  prior to the sale,  make a special written suitability  determination for the purchaser and receive the purchaser's written agreement to execute the transaction.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure  schedule explaining the penny stock market and the risks associated with trading in the penny stock market.  In addition,  broker-dealers must disclose  commissions  payable to both the broker-dealer and the registered representative  and  current  quotations  for the  securities  they  offer.  The
additional  burdens  imposed  upon   broker-dealers  by  such  requirements  may
discourage  broker-dealers  from  recommending  transactions  in our securities, which could  severely  limit the liquidity of our common stock and  consequently adversely affect the market price of our common stock.

No Dividends

Holders of our  securities  will only be entitled to dividends  when,  as and if declared by our Board of Directors. The Company has never paid dividends, and we do not expect to have profits or a cash surplus  available  for dividends in the foreseeable future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held a special meeting of its shareholders on September 20, 2006, to consider a proposal  for the company to withdraw  its  election to be a business development company under the 1940 Act. The withdrawal was approved by a vote of
91.33% of the company's  outstanding  common stock, with 23,931,879 shares voted in favor, 20,665 shares voted against, and 252 abstentions.

Item 5. Other Information

Not applicable.

ITEM 6. EXHIBITS

Exhibits

     1.   Articles of  Incorporation  are  incorporated  by reference to Exhibit
          3(i) of Form 10-K as filed  electronically with the SEC on October 13,
          2006.

     2.   By-Laws are incorporated by reference to Exhibit 3(ii) of Form 10-K as filed electronically with the SEC on October 13, 2006.

     3.   Exchange  Agreement  is  incorporated  by reference to Exhibit 10.1 of
          Form 10-K as filed electronically with the SEC on October 13, 2006.

     4.   Settlement  Agreement is  incorporated by reference to Exhibit 10.2 of
          Form 10-K as filed electronically with the SEC on October 13, 2006.

     5.   Letter re: Change in Accounting Principles is filed herewith as EX-18.

     6.   Section 302 CEO and CFO Certification is filed herewith as EX-31.1.

     7.   Section 906 CEO and CFO Certification is filed herewith as EX-32.1.

                                    SIGNATURE

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                     Sovereign Exploration Associates
                                     International, Inc.

Date: November 21, 2006                By: /s/Robert D. Baca
                                           Robert D. Baca
                                           President, Chief Executive Officer,
                                            and Chief Financial Officer

Exhibit Index

Exhibit No.         Description

EX-18               Letter regarding Change in Accounting Principles

EX-31.1             Certification of Chief Executive Officer and Chief Financial
                    Officer pursuant to Rule 13a-14(a)/15d-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

EX-32.1             Certification of Chief Executive Officer and Chief Financial
                    Officer pursuant to 18 U.S.C. Section 1350, as adopted
                    pursuant to Section 906 of the Sarbanes Oxley Act of 2002