Form 10QSB
period 2006-12-31
Sovereign Exploration Associates International, Inc.
filed 2007-02-14
CIK 1019852

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-229903

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Utah	30-0123229
(State or other jurisdiction of incorporation )	(IRS Employer Identification No.)

503 Washington Ave, Suite 2d, Newtown PA 18940
(Address and Zip Code of Principal Executive Offices)

Registrant's Telephone Number: (781) 246-7512

(Former Name, Former Address if changed since last report) Securities registered under Section 12(b) of the Exchange Act: N/A

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
Yes ☐    No  ☒

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of February 13, 2007 was 27,940,166

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

PART I - FINANCIAL INFORMATION:
Item 1. Financial Statements

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - CALI Holdings, Inc.)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND JUNE 30, 2006

	12/31/2006	06/30/2006
	UNAUDITED	RESTATED
Assets
Cash and cash equivalents	$5,955	$570
Total current assets	5,955	570

Other assets
Investments, net of allowance of $173,868	-	-
Notes receivable, net of allowance of $832,849	-	-
Capitalized costs and permits	2,867,615	2,365,870
Total other assets	2,867,615	2,365,870

Total assets	$2,873,570	$2,366,440

Liabilities and Shareholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$478,681	$473,934
Due to related parties	1,297,543	817,929
Notes payable	126,523	121,840
Total current liabilities	1,902,747	1,413,703

Long-term liabilities
Related party note payables	2,678,406	2,126,665
Notes payable, convertible debt	-	800,000
Total long-term liabilities	2,678,406	2,926,665

Total liabilities	4,581,153	4,340,368

Commitments and contingencies	-	-

Shareholders' equity (deficit)
Common stock, $.001 par value, 250,000,000,000 shares authorized and 26,203,166 issued and outstanding as of June 30, 2006; 27,941,166 issued and outstanding as of December 31, 2006	27,913	26,203
Additional paid-in capital	19,038,949	17,876,659
Minority interest	(803,530)	(803,530)
Accumulated deficit	(19,970,915)	(19,073,260)
Total shareholders' equity (deficit)	(1,707,583)	(1,973,928)

Total liabilities and shareholders' equity (deficit)	$2,873,570	$2,366,440

See accompanying notes

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - CALI Holdings, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006
UNAUDITED

12/31/2006
REVENUE	$-

OPERATING EXPENSES
Salaries and wages	148,710
General and administrative	146,072
Professional fees	190,149

Total operating expenses	484,931

OTHER INCOME (EXPENSE)
Stock issued in conjunction with settlement agreement	(364,000)
Interest expense	(48,724)

Total other income (expense)	(412,724)

OPERATING LOSS BEFORE INCOME TAXES	(897,655)

Provision for income taxes	-

LOSS BEFORE DEPRECIATION ON INVESTMENTS	(897,655)

Net unrealized depreciation on investments	-

NET LOSS	$(897,655)

NET OPERATING LOSS PER COMMON SHARE:
Basic	$(0.0322)
Diluted	$(0.0322)

NET LOSS PER COMMON SHARE
Basic	$(0.0322)
Diluted	$(0.0322)

WEIGHTED AVERAGE SHARES OF COMMON
Basic	27,913,166
Diluted	27,913,166

DIVIDENDS DECLARED PER COMMON SHARE	$-

See accompanying notes

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - CALI Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006
UNAUDITED

			Additional
	Common Stock		paid-in	Minority	Accumulated
	Shares	Par value	capital (1)	interest	deficit (2)	Total

Balance, June 30, 2006, restated	26,230,166	$26,203	$17,876,659	$(803,530)	$(19,073,260)	$(1,973,928)

Issuance of common shares - settlement agreement	910,000	910	363,090	-	-	364,000

Conversion of convertible debt to common shares	800,000	800	799,200	-	-	800,000

Net loss	-	-	-	-	(897,655)	(897,655)

Balance, December 31, 2006	27,940,166	$27,913	$19,038,949	$(803,530)	$(19,970,915)	$(1,707,583)

(1) - Capital in excess of par value as of June 30, 2006 and includes the Company and subsidiaries
(2) - Accumulated undistributed net income (loss) as of June 30, 2006

See accompanying notes

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - CALI Holdings, Inc.)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006
UNAUDITED

12/31/2006
Operating activities:
Net loss	$(897,655)
Adjustments to reconcile net loss from operations to
net cash (used in) operating activities:
Capitalized costs and permits	(501,745)
Increase (decrease) in:
Accounts payable and accrued expenses	58,154
Due to related parties	479,614

Net cash (used in) operating activities	(861,632)

Financing activities:
Issuance of common stock	364,000
Proceeds from related party notes payable	660,000
Payments on related party notes payable	(156,983)

Net cash provided by financing activities	867,017

Net increase in cash and cash equivalents	5,385

Cash, beginning of period	570

Cash, end of period	$5,955

Supplemental disclosure of cash flow information:
Interest paid	$-
Taxes paid	-

See accompanying notes

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
F/K/A - CALI Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
UNAUDITED

NOTE A - NATURE OF ORGANIZATION

Sovereign Exploration Associates International, Inc. (the “Company”) was incorporated in the state of Utah in 1980. The company was formerly known as CALI Holdings, Inc. On October 26, 2005 the Company changed its name from CALI Holdings, Inc. to Sovereign Exploration Associates International, Inc.

On January 13, 2004 the Company’s filed form N-54A with the United States Securities and Exchange Commission (“SEC”) to become a Business Development Company ("BDC") pursuant to Section 54 of the Investment Company Act of 1940 (the "1940 Act"). As a result, the Company operated as an investment holding company and acquired investments designed to build an investment portfolio to enhance the Company's shareholder value. As a BDC, the Company was, in effect, a publicly traded private equity fund, where stockholders provided public capital in a regulated environment for private investment in smaller companies. Congressional intent behind the creation of BDCs was to encourage the flow of public capital to private and smaller public companies.

On September 22, 2006 at a duly called special meeting, the Company’s shareholders approved a proposal to withdraw the Company’s election to be a business development company under the Investment Company Act of 1940 by filing Form N-54C with the SEC.

On September 22, 2006, the Company filed a notification of withdrawal of business development company election on Form N-54C notifying the SEC that, pursuant to the provisions of Section 54(c) of the Investment Company Act of 1940 ("Investment Company Act" or "1940 Act"), the Company withdrew its election to be subject to Sections 55 through 65 of the 1940 Act. Accordingly, the Company is no longer subject to the Investment Company Act but will continue as an operating reporting public company subject to the Securities Exchange Act of 1934.

The net affect, as of June 30, 2006, of the Company’s election to withdrawal our business development company status pursuant to the Investment Company Act of 1940 was as follows:

Additional paid in capital	$(550,705)
Deficit	(425,068)
Unrealized depreciation on investments	1,015,273

Net adjustments	$39,500

As a result of the change in accounting principle because of the Company’s election to withdrawal its business development company election, the Company restated its June 30, 2006 Balance Sheet which is included in these consolidated financial statements.

NOTE B - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the SEC. The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the quarterly period presented. These financial statements should be read in conjunction with the Company's financial statements for the years ended June 30, 2006 and 2005 and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 as filed with the SEC. See discussion of change in accounting principle below.

The results of operations for the six months ended December 31, 2006 are not necessarily indicative of the results of operations to be achieved for the full fiscal year ending June 30, 2007. The election to withdraw the Company as a BDC under the Investment Company Act has resulted in a significant change in the Company’s required method of accounting. BDC financial statement presentation and accounting utilizes the fair value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.

In addition, majority-owned subsidiaries are not consolidated and instead, investments in those subsidiaries are reflected on the balance sheet as an investment in and advances to affiliates, at fair value. As an operating company, the required financial statement presentation and accounting for securities held by the Company utilize either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment, and the Company and its subsidiaries are reflected for financial accounting purposes as a consolidated entity. The change in accounting due to the conversion to an operating company from a BDC is considered a change in accounting principle.

As an operating company, the Company consolidates its financial statements with subsidiaries, thus eliminating the investment in and advances to affiliates account that was reflected on the Company’s balance sheet as of June 30, 2006 and 2005, respectively.

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

Pursuant to paragraph 11 of FAS #154: The Company has deemed it impracticable to apply the effects of a change in accounting principle retroactively because the following conditions apply as of September 30, 2006:

1.	The Company has made every reasonable effort to apply the requirement; however, we are unable to do so.

2.	Retrospective application of the change in accounting principle requires assumptions about prior management’s intent in prior periods that can not now be independently substantiated.

3.
Retrospective application of the accounting principle requires significant estimates of amounts that at this time, it is impossible to distinguish objectively information about those estimates that: (a) provides evidence of circumstances that existed on the date(s) at which those amounts would be recognized, measured, or disclosed under retrospective application, and (b) would have been available when the financial statements for that prior period were issued.

See Note Q for explanation of the prior period financial statement presentation.

As of December 31, 2006, the Company’s subsidiaries were development stage enterprises, except for Gulf Coast Records, LLC, which is accounted for on the equity method of accounting as described in Investments under Note B.

The Company’s subsidiaries are development stage enterprises engaged in ocean explorations and archaeologically sensitive recoveries of artifacts, treasure trove and/or cargo from shipwrecks under various licenses.

Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises, defines a development stage enterprise as one that is devoting substantially all of its efforts to establishing a new business and either planned principal operations have not commenced or planned principal operations have commenced but there has been no significant revenue. Several artifacts have been recovered, but for the six month period ended December 31, 2006, there was no revenue.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company’s subsidiaries have capitalized all of their ocean explorations and archaeologically sensitive recoveries of artifacts, treasure trove and/or cargo from shipwrecks costs to-date. The Company plans to obtain additional financing through the sale of publicly traded stock, limited liability company member units of its subsidiaries and/or debt financing. There is no assurance these efforts will be successful. The financial statements do not include any adjustments relating to the recoverability and classifications of reported asset amounts or the amounts of liabilities that might result from the outcome of that uncertainty. See Subsequent Events under Note O.

Principles of Consolidation

The accompanying consolidated financial statements, as presented herein, are prepared on the accrual basis of accounting under the principles of consolidation consisting of the accounts of the Company and its subsidiaries.

As of December 31, 2006, the Company's subsidiaries and the related equity ownership are as follows:

Historic Discoveries, Inc.

Historic Discoveries is the Company's primary subsidiary and is wholly-owned by the Company. Historic Discoveries has two wholly-owned subsidiaries, Artifact Recovery & Conservation, Inc. ("ARC") and Sea Research, Inc. ("SRI").

Artifact Recovery & Conservation, Inc.

ARC is the managing member of Fantome Cove Treasure Trove 150, LLC, of which it owns a 97.05% equity interest. ARC is also the managing member of Interspace Exploration, LLC, of which ARC owns a 74% equity interest.

Sovereign Exploration Associates International of Spain, Inc.

The Company owns a 100% equity interest in Sovereign Exploration Associates International of Spain, Inc.

As of December 31, 2006, the minority interest in Fantome Cove Treasure Trove 150, LLC and Interspace Exploration, LLC is $803,530.

Investments

The Company accounts for investments, where the Company holds from 20% up to 50%, in the common stock of an entity, using the equity method. The investment is initially recorded at cost and the carrying amount is adjusted to recognize the Company’s proportionate share of the earnings or losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of net income or loss of the Company in the period of the adjustment. Any dividends received from the investee reduce the carrying value of the investment.

As of December 31, 2006, the Company’s 49% equity investment in Gulf Coast Records, LLC was valued at zero. As of the fiscal year ended June 30, 2006, the Company had provided for a write-down of the investment in and advances to this company of $1,015,273 to zero.

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

New Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 ("FAS 157"), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to FAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair Value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 157 to have an effect on its financial statements.

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

NOTE D - CAPITALIZED COSTS

As of December 31, 2006, the Company accounted for its ocean exploration and archaeologically sensitive recoveries of artifacts, treasure trove and/or cargo from shipwrecks costs incurred to-date as capitalized costs.

NOTE E - STOCK ISSUED FOR SERVICES

During the six months ended December 31, 2006 and the year ended June 30, 2006, the Company did not issue any stock for services.

NOTE F- INCOME TAXES

Pursuant to the Exchange Agreement dated October 17, 2005, substantial ownership of the Company was transferred and according to provisions of the Internal Revenue Code, this transaction eliminated all of the loss carryforwards for federal income tax purposes starting with fiscal year that ended June 30, 2006.

NOTE G - LEASE ARRANGEMENTS

The Company maintains shared office space in Pennsylvania and Massachusetts with unrelated companies controlled by certain officers of the Company. These companies sublet space to the Company on a month-to-month basis with monthly rent of $4,010, with no formal subleases. Rent expense for the six months ended December 31, 2006 was $24,060.

NOTE H - NOTES PAYABLE

8% convertible debenture to an individual dated May 27, 2005 with an initial principal balance of $21,000 due no later than May 27, 2006; outstanding
principal and interest. This convertible debenture is currently in dispute.	$24,828

5.25% convertible debenture to a company dated June 29, 2005 with an initial principal balance of $40,000 due no later than June 29, 2008; outstanding
principal and interest. This convertible debenture is currently in dispute.	$88,965

8% convertible debenture to an individual dated May 18, 2005 with an initial principal balance of $21,000 due no later than May 18, 2006; outstanding
principal and interest. This convertible debenture is currently in dispute.	$12,730

Total notes payable, current	$126,523

For the six months ended December 31, 2006, the Company incurred interest expense on these convertible debentures of $4,683. These convertible debentures continue to be in dispute because of issues related to the conversion rates. There is no additional information available from prior management at this time.

NOTE I - AGREEMENTS

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

The Fantome project (Fantome Cove Treasure Trove License 150, LLC. a subsidiary of ARC) sold a 2.06% equity interest for a capital investment of $411,530, and the LeChameau project (Interspace Explorations, LLC, a subsidiary of ARC) sold a 26.0% ownership interest and 40% profit participation interest for $392,000.

Management intends to assess the Company's liability under these agreements on a periodic basis. No liability has been recorded for these agreements as of December 31, 2006.

NOTE J - SETTLEMENT AGREEMENT AND GENERAL RELEASE

Effective June 30, 2006, the Company entered into a Settlement Agreement and General Release (the “Settlement Agreement") with Former Management, KMA Capital Partners, Inc., and CF Holdings, LLC (collectively, the "Settlement Agreement Parties") in order to reach a comprehensive resolution of their disputes. The Settlement Agreement provides that the Settlement Agreement Parties release all claims that they may have against the Company, its parents, subsidiaries, affiliates, predecessors, successors, assigns, partners, agents, representatives, and attorneys (collectively, "affiliated parties") and that the Company releases all claims it may have against the Settlement Agreement Parties and their respective affiliated parties. On December 26, 2006, 910,000 common shares were issued pursuant to the Settlement Agreement effective June 30, 2006. These 910,000 common shares are subject to a Leak-Out Agreement and are restricted under Rule 144.

NOTE K - SHAREHOLDERS’ EQUITY

As of December 31, 2006, the authorized capital of the Company was 250,000,000 shares of common stock (with voting rights), par value $.001.

The Company is also authorized to issue up to 100,000,000 shares of Preferred Stock, par value $.001, in one or more series, with the terms and rights of each such series to be as determined by the Board; no such series have been authorized by the Board to date.

NOTE L - ISSUANCE OF STOCK

During the six months ended December 31, 2006, the Company issued 1,710,000 of common stock as follows:

•	800,000 common shares were issued for the conversion of the convertible debt of $800,000. These shares are restricted under Rule 144.

•	910,000 common shares were issued pursuant to the Settlement Agreement effective June 30, 2006. These 910,000 common shares are subject to a Leak-Out Agreement and are restricted under Rule 144.

NOTE M - CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash. As of December 31, 2006, the Company maintains its cash accounts with financial institutions located in Pennsylvania and Canada. The Federal Deposit Insurance Corporation (FDIC) guarantees the Company's deposits in US-based financial institutions up to $100,000 per account.

The Company's deposits with financial institutions that exceeded federally insured guarantees amounted to $0 as of December 31, 2006. Historically, the Company has not experienced any losses on its deposits in excess of federally insured guarantees.

As of December 31, 2006, the Company accounts for its investment in Gulf Coast Records, LLC on the equity method of accounting. The amount of $832,849 was offset by an allowance to reduce the market value of this note and investment to zero from Gulf Coast Records as of June 30, 2006. Current management is reviewing its options regarding this company and whether it wants to maintain its position or divest its holdings in the future, while actively negotiating with the management of Gulf Coast Records, LLC regarding the recovery of the Company's investment. Prior to June 30, 2006, the Company received information from the management of Gulf Coast Records, LLC that has caused the Company to reduce the fair market value to zero.

NOTE N - RELATED PARTY TRANSACTIONS

ACCRUED PAYROLL AND EXPENSES; DUE TO RELATED PARTIES

As of December 31, 2006, $1,323,482 was owed to certain officers of the Company for accrued payroll and unreimbursed expenses.

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

NOTE O: LEGAL PROCEEDINGS

On December 1, 2006, the Company was named in a lawsuit in Orange County, Florida; Estate of Mulligan vs. Cali Holdings, Inc., Sovereign Exploration Associates International, Inc., TSB Holdings, Inc., James Jenkins, and Charles Gianetto, et al. The Plaintiff had invested funds into one of the portfolio companies of prior management and has named all parties including successor corporations in the suit. Management has the signed representations from prior management that no other potential lawsuits existed as of the settlement with them on June 30, 2006, the documentation clearly states otherwise and they were aware of this suit at that time.

NOTE P: SUBSEQUENT EVENTS

On February 9, 2007 the Company filed suit in The Province of Nova Scotia seeking an application for judicial review to in effect ask the province to order the Nova Scotia Museum to issue the proper permits to the Company. The Company believes the Nova Scotia Museum acted improperly in not issuing the necessary permits in 2006 and should not have recognized the claims made by the United Kingdom. The Company believes its rights are protected under the Special Places Protection Act, The Treasure Act and many other acts and considerations of established law governing these type of permits.

NOTE Q - PRIOR PERIOD FINANCIAL STATEMENT PRESENTATION

As stated in Note B: pursuant to paragraph 11 of FAS #154: The Company has deemed it impracticable to apply the effects of a change in accounting principle retroactively because certain conditions apply as of December 31, 2006.

Since the Company does not possess the information necessary to restate the comparative financial statements as of December 31, 2005 as an operating company; the following are the financial statements and corresponding footnotes for the Company, presented as on the basis of accounting utilized by business development companies:

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)
BALANCE SHEETS

	December 31, 2005	June 30, 2005
	(unaudited)
Assets
Investments in and advances to affiliates	$2,661,410	$1,777,765
Cash and cash equivalents	25,130	31,034
Accounts receivable	45,000	3,692
Prepaid expenses	1,803	-
Fixed assets, net of accumulated depreciation	-	9,658
Notes receivable	-	439,732
Other assets	-	254,207
Goodwill	-	489,000
Security deposit	5,572	5,572
Total assets	$2,738,915	$3,010,660
Liabilities and Shareholders' Equity
Accounts payable and accrued expenses	$307,883	$77,989
Related party note payables	645,100	-
Notes payable	117,078	499,900

Total liabilities	1,070,061	577,889

Commitments and contingencies
Shareholders' equity
Class A - Preferred stock, no par value, 10,000 shares authorized, none issued and outstanding	-	-
Class B - Preferred stock, no par value, 10,000 shares authorized, none issued and outstanding	-	-
Class C - Convertible Preferred stock, $.001 par value, 10,000 shares issued and outstanding	10,000	10,000
Class D - Preferred stock, no par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 250,000,000,000 shares authorized and 26,203,040 issued as of December 31, 2005; 2,000,000,000 shares authorized; 53,430 outstanding as of June 30, 2005	26,203	53
Capital in excess of par value	20,072,488	17,316,340
Stock subscription receivable	-	(4,760)
Accumulated undistributed net income (loss)	(17,433,120)	(14,231,534)
Net unrealized depreciation of investments	(1,006,717)	(657,328)
Total shareholders' equity	1,668,854	2,432,771
Total liabilities and shareholders' equity	$2,738,915	$3,010,660
Net asset value per share	$0.0637	$45.53

See accompanying notes

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)
Statements of Operations
(unaudited)

	Three Months ended		Six Months ended
	December 31,		December 31,
	2005	2004	2005	2004

OPERATING INCOME:
Interest and dividend income:
Control investments	$16,768	17,622	$40,283	$31,315

Total interest and dividend income	16,768	17,622	40,283	31,315

Fee and other income:
Control investments	50,000	423,067	425,000	612,482
Other	7,121	-	52,602	-

Total fee and other income	57,121	423,067	477,602	612,482

Total operating income	73,889	440,689	517,885	643,797

COST OF GOODS SOLD	-	131,414	-	196,053

OPERATING EXPENSES
Depreciation and amortization	-	17,354	615	33,819
Salaries and wages	156,506	214,426	302,692	362,625
General and administrative	254,407	187,760	355,389	545,931
Interest	311	43,202	1,242	87,526
Professional fees	23,410	58,655	72,156	170,463
Other	-	-	-	15,089

Total operating expenses	434,634	521,397	732,094	1,215,453

OPERATING (LOSS) BEFORE INCOME TAXES	(360,745)	(212,122)	(214,209)	(767,709)
Provision for income taxes	-	(26,544)	-	(45,264)

NET OPERATING (LOSS)	(360,745)	(238,666)	(214,209)	(812,973)

See accompanying notes

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)
Statements of Operations, continued
(unaudited)

	Three Months ended		Six Months ended
	December 31,		December 31,
	2005	2004	2005	2004

Net realized gain (loss) on investments
Control investments	(2,525,274)	-	(2,620,117)	-

Total net realized gain (loss) on investments	(2,525,274)	-	(2,620,117)	-

Net unrealized (depreciation) on investments
Portfolio company investments	(558,332)	(78,071)	(716,649)	(7,071)

Total net unrealized (depreciation) on investments	(558,332)	(78,071)	(716,649)	(7,071)

Total net loss on investments	(3,083,606)	(78,071)	(3,336,766)	(7,071)

NET INCOME (LOSS) BEFORE MINORITY INTEREST	(3,444,351)	(316,737)	(3,550,975)	(820,044)
Minority interest	-	(44,583)	-	(161,152)

Total minority interest	-	(44,583)		(161,152)

NET DECREASE IN NET ASSETS
RESULTING FROM OPERATIONS	$(3,444,351)	$(272,154)	$(3,550,975)	$(658,892)

NET OPERATING LOSS PER COMMON SHARE:
Basic	$(0.0168)	$(268.16)	$(0.0197)	$(1,566.42)
Diluted	$(0.0168)	$(268.16)	$(0.0197)	$(1,566.42)

NET LOSS PER COMMON SHARE
Basic	$(0.1608)	$(305.79)	$(0.3270)	$(1,269.54)
Diluted	$(0.1608)	$(305.79)	$(0.3270)	$(1,269.54)

WEIGHTED AVERAGE SHARES OF COMMON
STOCK OUTSTANDING:
Basic	21,416,875	890	10,858,934	519
Diluted	21,416,875	890	10,858,934	519

DIVIDENDS DECLARED PER COMMON SHARE	$-	$-	$-	$-

See accompanying notes

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)
SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
December 31, 2005
(unaudited)

Company	Industry	Investment	Cost	Fair Value

Historic Discoveries, Inc.	Marine Exploration	Common Stock - 100%	$1,861,410	$1,861,410

Sovereign Exploration Associates
International of Spain, Inc.	Marine Exploration	Common Stock - 100%	800,000	800,000

Gulf Coast Records, LLC	Recording Label	Member Interest - 49%	173,868	-

Gulf Coast Records, LLC	Recording Label	Note Receivable
		8% Interest; no
		repayment terms	832,849	-

Total investments in and advances to affiliates			$3,668,127	$2,661,410

See accompanying notes

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)
STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Six Months Ended
	December 31,
	2005	2004

Operations:
Net operating (loss)	$(214,209)	$(812,973)
Net realized gain (loss) on investments	(2,620,117)	-
Net unrealized (depreciation) of investments	(716,649)	(7,071)

Net decrease in net assets resulting from operations	(3,550,975)	(820,044)

Shareholder distributions:
Common stock dividends	-	-

Net decrease in net assets resulting from shareholder distributions	-	-

Capital share transactions:
Issuance of common stock	2,799,067	1,025,895
Other	(12,009)	-

Net increase in net assets resulting from capital share transactions	2,787,058	1,025,895

Total increase (decrease) in net assets	(763,917)	205,851

Net assets beginning of period	2,432,771	2,585,093

Net assets end of period	$1,668,854	$2,790,944

Net asset value per common share	$0.0637	$1,358.98

Common shares outstanding at end of period	26,203,040	2,054

See accompanying notes

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)
STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended December 31, 2005	Six Months Ended December 31, 2004

Operating activities:
Net (decrease) in net assets resulting from operations	$(3,550,975)	$(658,892)
Adjustments to reconcile net (decrease) in net assets resulting from operations to net cash providing by operating activities:
Net unrealized appreciation (depreciation) on investments	(716,649)	7,071
Net realized (gain) loss on investments	2,620,117	-
Deferred income tax	-	45,264
Stock issued for services	-	88,947
Minority interest	-	(161,152)
Depreciation and amortization	615	28,645
(Increase) decrease in:
Prepaid expenses	(1,803)	-
Accounts receivable	(41,308)	(254,847)
Other assets	254,207	14,002
Goodwill	489,000	-
Increase in accounts payable and accrued expenses	229,893	59,809
Net cash (used in) operating activities	(716,903)	(831,153)

Investing activities:
Decrease (increase) in notes receivable	(71,758)	(571,731)
Purchase of property and equipment	-	(26,438)
Purchase of investments, portfolio companies	(2,661,410)	(161,674)
Net cash (used in) investing activities	(2,733,168)	(759,843)

Financing activities:
Proceeds from notes payable to related parties	645,100	845,150
Payment of notes payable to related parties	-	(65,000)
Payment of notes payable	-	(222,917)
Issuance of common stock	2,799,067	634,474
Issuance of preferred stock	-	10,000
Distributions	-	(1,296)
Net cash provided by financing activities	3,444,167	1,200,411

Net (decrease) in cash and cash equivalents	(5,904)	(390,585)

Cash, beginning of period	31,034	470,940

Cash, end of period	$25,130	$80,355

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

The Company has investments in three (3) controlled portfolio companies as of December 31, 2005.

•	Historic Discoveries, Inc.
•	Sovereign Exploration Associates International of Spain, Inc. (SEAI - SPAIN)
•	Gulf Coast Records, LLC

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

Rent expense for the six months ended December 31, 2005 and 2004 was $36,717 and $69,778, respectively.

NOTE H - NOTES PAYABLE

The following are convertible debentures as of December 31, 2005 that were not converted as part of the Exchange Agreement dated October 17, 2005:

8% convertible debenture to an individual dated May 27, 2005 with an initial principal balance of $21,000 due no later than May 27, 2006; outstanding principal and interest	$22,134

5.25% convertible debenture to Golden Gate Investors dated June 29, 2005 with an initial principal balance of $40,000 due no later than June 29, 2008; outstanding principal and interest...(this convertible debenture is currently in dispute)	$87,647

8% convertible debenture to an individual dated May 18, 2005 with an initial principal balance of $35,000 due no later than May 18, 2006; outstanding principal and interest	$7,297

Total notes payable, current	$117,078

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - DECEMBER 31, 2006

The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

This Form 10-QSB for the quarter ended December 31, 2006 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

The reader of this discussion, the related financial statements and notes thereto, and other recent Company filings should understand that the Portfolio companies, the Senior Management team, the Board of Directors, and the Company’s method of accounting upon its withdrawal of its election to be treated as a business development company under the Investment Company Act of 1940, have all materially changed.

RECENT DEVELOPMENTS:

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

•
A BDC is an investment company and is engaged in the business of investing, reinvesting, owning, holding, or trading in securities. We instead intend to carry on our marine recovery and explorations business through subsidiaries and controlled companies.

•
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

•
BDCs are subject to restrictions in the 1940 Act on the type and amount of securities, other than Common Stock, that they can issue. We believe that the Company would be better served by greater flexibility in our capital structure. The closely regulated nature of BDCs causes them to be subject to greater legal and accounting expenses.

•
Because of restrictions on the Company' ability to issue stock, we were unable to comply with the Settlement Agreement effective June 30, 2006, while the Company was a BDC. We believe that the comprehensive settlement embodied in the Settlement Agreement is in the Company's best interests.

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

EFFECT ON SHAREHOLDERS

Upon the Company's withdrawal of its election to be treated as a BDC, the Company will no longer be subject to regulation under the 1940 Act, which is designed to protect the interests of investors in investment companies. Specifically, our shareholders will no longer have the following protections of the 1940 Act:

•
We will no longer be subject to the requirement in Section 61 of the1940 Act that we maintain a ratio of assets to senior securities (such as senior debt or preferred stock) of at least 200%. We will no longer be prohibited from protecting any director or officer against any liability to the Company or our shareholders arising from willful malfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of that person's office.

•	We will no longer be required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the Company against larceny and embezzlement.

•
We will no longer be required to ensure that a majority of our directors are persons who are not "interested persons," as that term is defined in section 56 of the Investment Company Act, and certain persons that would be prevented from serving on our board if we were a BDC (such as investment bankers) would be able to serve on our board.

•	We will no longer be subject to provisions of the 1940 Act regulating transactions between BDCs and certain affiliates.

•	We will no longer be subject to provisions of the 1940 Act restricting our ability to issue shares, warrants and options.

•	We will be able to change the nature of our business and fundamental investment policies without having to obtain the approval of our shareholders.

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

Pursuant to paragraph 11 of FAS #154, we have deemed it impracticable to apply the effects of a change in accounting principle retroactively because the following conditions apply as of December 31, 2006:

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

COMPARATIVE ANALYSIS

Since the Company does not possess the information necessary to restate the financial statements as of December 31, 2005, as an operating company, the following analysis only provides for the current year information.

REVENUES

Revenue for the six months ended December 31, 2006 was $0.

OPERATING AND OTHER EXPENSES

Operating expenses for the six months ended December 31, 2006 was $484,931 consisting of salaries and wages, general and administrative expenses and professional fees. All of our employees, including officers, have agreed to a 50% reduction in their respective salaries and wages effective July 01, 2006.

CAPITALIZED COSTS

The Company’s subsidiaries are development stage enterprises engaged in ocean explorations and archaeologically sensitive recoveries of artifacts, treasure trove and/or cargo from shipwrecks under various licenses. FAS #7 defines a development stage enterprise as one that is devoting substantially all of its efforts to establishing a new business and either planned principal operations have not commenced or planned principal operations have commenced but there has been no significant revenue.

As of December 31, 2006, the Company accounted for $2,867,615 of its ocean exploration and archaeologically sensitive recoveries of artifacts, treasure trove and/or cargo from shipwrecks costs incurred to-date as capitalized costs.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had an accumulated deficit of $20,468,882.

Each year diving operations for ocean explorations and archaeologically sensitive recoveries of artifacts, treasure trove and/or cargo from shipwrecks must be funded. In order to fund the 2006 diving operations which ran from July through October 2006, In July 2006 the President of the Company advanced the Company $500,000 of which $265,000 was directly used for diving operations in Nova Scotia. The remaining funds of approximately $235,000 were used for working capital purposes of the Company primarily for legal and professional fees related to being an SEC registrant.

The net affect, as of June 30, 2006, of the Company’s election to withdrawal our business development company status pursuant to the Investment Company Act of 1940 was as follows:

Additional paid in capital	$(550,705)
Deficit	(425,068)
Unrealized depreciation on investments	1,015,273

Net adjustments	$39,500

As a result of the change in accounting principle because of the Company’s election to withdrawal its business development company election, the Company restated its June 30, 2006 Balance Sheet which is included in the accompanying financial statements.

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

NOTES PAYABLE

The convertible debentures as outlined in Note H of the accompanying financial statements continue to be in dispute. We have no additional information regarding the resolution to these disputed convertible debentures which were entered into by prior management before October 17, 2005. These convertible debentures continue to be in dispute because of issues related to the conversion rates. There is no additional information available from prior management at this time.

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

As of December 31, 2006, we have determined that no liability exists under this agreement.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control  over financial reporting during the quarter covered by this Report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 9, 2007 the Company filed suit in The Province of Nova Scotia seeking an application for judicial review to in effect ask the province to order the Nova Scotia Museum to issue the proper permits to the Company. The Company believes the Nova Scotia Museum acted improperly in not issuing the necessary permits in 2006 and should not have recognized the claims made by the United Kingdom. The Company believes its rights are protected under the Special Places Protection Act, The Treasure Act and many other acts and considerations of established law governing this type of permits.

On December 1, 2006, the Company was named in a lawsuit in Orange County, Florida; Estate of Mulligan vs. Cali Holdings, Inc., Sovereign Exploration Associates International, Inc., TSB Holdings, Inc., James Jenkins, and Charles Gianetto, et al. The Plaintiff had invested funds into one of the portfolio companies of prior management and has named all parties including successor corporations in the suit. Management also has the signed representations from prior management that no other potential lawsuits existed as of the settlement with them on June 30, 2006. The documentation clearly states otherwise and they were aware of this suit at that time. Management feels comfortable they will prevail in this suit based on the documentation already provided.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A. None
B. None
C. None

Item 3. Defaults upon Senior Securities

None

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

Item 5. Other Information

None.

Item 6. EXHIBITS

1.	Articles of Incorporation are incorporated by reference to Exhibit 3(i) of Form 10-K as filed electronically with the SEC on October 13, 2006.

2.	By-Laws are incorporated by reference to Exhibit 3(ii) of Form 10-K as filed electronically with the SEC on October 13, 2006.

3.	Exchange Agreement is incorporated by reference to Exhibit 10.1 of Form 10-K as filed electronically with the SEC on October 13, 2006.

4.	Settlement Agreement is incorporated by reference to Exhibit 10.2 of Form 10-K as filed electronically with the SEC on October 13, 2006.

5.	Section 302 CEO and CFO Certification is filed herewith as EX-31

6.	Section 906 CEO and CFO Certification is filed herewith as EX-32

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATONAL, INC.

Date: February 13, 2007	By:	/s/ Robert D. Baca
Robert D. Baca Chief Executive Officer, President, Chief Financial Officer and Director