Form 10QSB
period 2007-03-31
Sovereign Exploration Associates International, Inc.
filed 2007-05-14
CIK 1019852

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes [x]    No [  ]

Indicate by check mark whether the registrant is an accelerated filer (see defined Rule 12b-2 of the Exchange Act).  Yes [  ]    No  [x]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange act).   Yes [  ]    No  [x]

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of May 11, 2007 was 29,122,017

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [x]   No [  ]

PART I - FINANCIAL INFORMATION:
Item 1. Financial Statements

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - CALI Holdings, Inc.)
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND JUNE 30, 2006

	03/31/2007	06/30/2006
	UNAUDITED	RESTATED
Assets
Cash and cash equivalents	$6,771	$570
Total current assets	6,771	570

Other assets
Investments, net of allowance of $173,868	-	-
Notes receivable, net of allowance of $832,849	-	-
Capitalized costs and permits	3,354,867	2,365,870
Total other assets	3,354,867	2,365,870

Total assets	$3,361,638	$2,366,440

Liabilities and Shareholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$480,651	$336,801
Due to related parties	1,253,131	955,062
Notes payable	96,833	121,840
Total current liabilities	1,830,615	1,413,703

Long-term liabilities
Related party note payables	3,062,059	2,126,665
Notes payable, convertible debt	-	800,000
Total long-term liabilities	3,062,059	2,926,665

Total liabilities	4,892,674	4,340,368
Commitments and contingencies	-	-
Shareholders' equity (deficit)
Common stock, $.001 par value, 250,000,000 shares
authorized and 29,122,017 issued and outstanding as of
March 31, 2007; 26,203,166 issued and outstanding
as of June 30, 2006	29,122	26,203
Additional paid-in capital	19,594,746	17,876,659
Minority interest	(803,530)	(803,530)
Accumulated deficit	20,351,374)	(19,073,260)

Total shareholders' equity (deficit)	(1,531,036)	(1,973,928)

Total liabilities and shareholders' equity (deficit)	$3,361,638	$2,366,440

See accompanying notes

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - CALI Holdings, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, 2007
UNAUDITED

Revenue	$-

Operating expenses:
Stock issued for services	363,000
Salaries and wages	127,965
General and administrative	44,166
Legal and professional fees	257,847
Total operating expenses	792,978

Other income (expenses):
Stock issued in conjunction with settlement agreement	(364,000)
Interest expense	(121,136)
Total other income (expense)	(485,136)

Operating loss before income taxes	(1,278,114)

Provision for income taxes	-

Net loss	$(1,278,114)

Net operating loss per common shares
Basic	$(0.0468)
Diluted	$(0.0468)

Net loss per common share
Basic	$(0.0468)
Diluted	$(0.0468)

Weighted average shares of common outstanding
Basic	27,333,778
Diluted	27,334,904

Dividends declared per common share	$-

See accompanying notes

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - CALI Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED MARCH 31, 2007
UNAUDITED

			Additional
	Common Stock		paid-in	Minority	Accumulated
	Shares	Par Value	capital	Interest	Deficit	Total
			(1)		(2)

Balance, June 30, 2006, restated	26,203,166	$26,203	$17,876,659	$(803,530)	$(19,073,260)	$(1,973,928)

Issuance of common shares
settlement agreement	910,000	910	363,090	-	-	364,000

Conversion of convertible debt
to common shares	848,000	848	847,152	-	-	848,000

Conversion of convertible debt
to common shares	95,851	96	34,410	-	-	34,506

Issuance of common stock
pursuant to Rule 506 under Regulation D	300,000	300	74,700	-	-	75,000

Issuance of common stock
pursuant to Rule 144	350,000	50	150,150	-	-	150,500

Issuance of common stock under Regulation S	415,000	415	248,585	-	-	249,000

Net loss	-	-	-	-	(1,278,114)	(1,278,114)

Balance, March 31, 2007	29,122,017	$29,122	$19,594,746	$(803,530)	$(20,351,374)	$(1,531,036)

(1) - Capital in excess of par value as of June 30, 2006 and includes the Company and subsidiaries
(2) - Accumulated undistributed net income (loss) as of June 30, 2006

See accompanying notes

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - CALI Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2007
UNAUDITED

03/31/2007
Operating activities:
Net loss	$(1,278,114)
Adjustments to reconcile net loss from operations to
net cash (used in) operating activities:
(Increase) decrease in:
Capitalized costs and permits	(988,997)
Increase (decrease) in:
Accounts payable and accrued expenses	143,850
Due to related parties	298,069

Net cash (used in) operating activities	(1,825,192)

Financing activities:
Issuance of common stock	895,999
Proceeds from related party notes payable	1,092,377
Payments on related party notes payable	(156,983)

Net cash provided by financing activities	1,831,393

Net increase in cash and cash equivalents	6,201

Cash and cash equivalents, beginning of period	570

Cash and cash equivalents, end of period	$6,771

Supplemental disclosure of cash flow information:
Interest paid	$263
Taxes paid	-

See accompanying notes

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
F/K/A - CALI Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
UNAUDITED

NOTE A - NATURE OF ORGANIZATION

Sovereign Exploration Associates International, Inc. (the “Company”) was incorporated in the state of Utah in 1980. The company was formerly known as CALI Holdings, Inc. On October 26, 2005 the Company changed its name from CALI Holdings, Inc. to Sovereign Exploration Associates International, Inc.

On January 13, 2004 the Company filed form N-54A with the United States Securities and Exchange Commission (“SEC”) to become a Business Development Company ("BDC") pursuant to Section 54 of the Investment Company Act of 1940 (the "1940 Act"). As a result, the Company operated as an investment holding company and acquired investments designed to build an investment portfolio to enhance the Company's shareholder value. As a BDC, the Company was, in effect, a publicly traded private equity fund, where stockholders provided public capital in a regulated environment for private investment in smaller companies. Congressional intent behind the creation of BDCs was to encourage the flow of public capital to private and smaller public companies.

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

The net effect, as of June 30, 2006, of the Company’s election to withdrawal our business development company status pursuant to the Investment Company Act of 1940 was as follows:

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

NOTE B - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the SEC. The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the quarterly period presented. These financial statements should be read in conjunction with the Company's financial statements for the years ended June 30, 2006 and 2005 and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 as filed with the SEC. See discussion of change in accounting principle below.

Certain account balances as of June 30, 2006 have been reclassified to reflect current account classifications as of March 31, 2007.

The results of operations for the nine months ended March 31, 2007 are not necessarily indicative of the results of operations to be achieved for the full fiscal year ending June 30, 2007. The election to withdraw the Company as a BDC under the Investment Company Act effective September 21, 2006 has resulted in a significant change in the Company’s required method of accounting. BDC financial statement presentation and accounting utilizes the fair value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.

In addition, majority-owned subsidiaries BDCs are not consolidated and instead, investments in those subsidiaries are reflected on the balance sheet as an investment in and advances to affiliates, at fair value. As an operating company, the required financial statement presentation and accounting for securities held by the Company utilize either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment, and the Company and its subsidiaries are reflected for financial accounting purposes as a consolidated entity. The change in accounting due to the conversion to an operating company from a BDC is considered a change in accounting principle.

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

Pursuant to paragraph 11 of FAS #154: The Company has deemed it impracticable to apply the effects of a change in accounting principle retroactively because the following conditions apply as of March 31, 2007:

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

As of March 31, 2007, the Company’s subsidiaries were development stage enterprises, except for Gulf Coast Records, LLC, which is accounted for on the equity method of accounting as described in Investments under Note B.

The Company’s subsidiaries are development stage enterprises engaged in ocean explorations and archaeologically sensitive recoveries of artifacts, treasure trove and/or cargo from shipwrecks under various licenses.

Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises, defines a development stage enterprise as one that is devoting substantially all of its efforts to establishing a new business and either planned principal operations have not commenced or planned principal operations have commenced but there has been no significant revenue. Several artifacts have been recovered, but for the nine month period ended March 31, 2007, there was no revenue.

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

As of March 31, 2007, the Company's subsidiaries and the related equity ownership are as follows:

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

As of March 31, 2007, the minority interest in Fantome Cove Treasure Trove 150, LLC and Interspace Exploration, LLC is $803,530.

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

As of March 31, 2007, the Company’s 49% equity investment in Gulf Coast Records, LLC was valued at zero. As of the fiscal year ended June 30, 2006, the Company had provided for a write-down of the investment in and advances to this company of $1,015,273 to zero.

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

NOTE D - CAPITALIZED COSTS

As of March 31, 2007, the Company accounted for its ocean exploration and archaeologically sensitive recoveries of artifacts, treasure trove and/or cargo from shipwrecks costs incurred to-date as capitalized costs.

NOTE E - STOCK ISSUED FOR SERVICES

During the nine months ended March 31, 2007, the Company issued 415,000 shares of common stock for services. Stock issued for services for the nine months ended March 31, 2007 was $363,000.

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

NOTE G - LEASE ARRANGEMENTS

The Company maintains shared office space in Pennsylvania and Massachusetts with unrelated companies controlled by certain officers of the Company. These companies sublet space to the Company on a month-to-month basis with monthly rent of approximately $2,000, with no formal subleases. Rent expense for the nine months ended March 31, 2007 was $16,970.

NOTE H - NOTES PAYABLE

5.25% convertible debenture to a company dated June 29, 2005 with an initial principal balance of $40,000 due no later than June 29, 2008; outstanding
principal and interest. This convertible debenture is currently in dispute.	$96,833

Total notes payable, current	$96,833

For the nine months ended March 31, 2007, the Company incurred interest expense on this convertible debenture of $5,621. This convertible debenture continues to be in dispute because of issues related to the conversion rates. There is no additional information from prior management at this time.

During the nine months ended March 31, 2007, the Company issued 95,851 shares of common stock in the settlement of the convertible notes payable with a balance including principal and accrued interest of $34,506.

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

Management intends to assess the Company's liability under these agreements on a periodic basis. No liability has been recorded for these agreements as of March 31, 2007.

In March 2007, the Company’s board of directors authorized the issuance of 10,000,000 shares of Series A Convertible Preferred Stock. Upon issuance of these shares, the 20% revenue participation payable to the original owners of the permits will be exchanged for 10,000,000 shares of Series A Convertible Preferred Stock. The holders of the this Series of Convertible Preferred Stock will have conversion rights of 4 to 1 to common stock of the Company.

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

NOTE K - SHAREHOLDERS’ EQUITY

As of March 31, 2007, the authorized capital of the Company was 250,000,000 shares of common stock (with voting rights), par value $.001.

During the three months ended March 31, 2007, the Company raised $75,000 through the issuance of 300,000 shares of common stock plus warrants were issued to purchase 60,000 shares of common stock for $.32 per share. The warrants must be exercised within 1 year from the date the Shares are purchased.

NOTE L - ISSUANCE OF STOCK

During the nine months ended March 31, 2007, the Company issued 2,918,851 shares of common stock as follows:

1)	910,000 common shares were issued pursuant to the Settlement Agreement effective June 30, 2006. These 910,000 common shares are subject to a Leak-Out Agreement and are restricted under Rule 144.

2)	848,000 common shares were issued for the conversion of the convertible debt of $848,000 including accrued interest of $48,000. These common shares are restricted under Rule 144.

3)	95,851 common shares were issued pursuant to the settlement agreement. Note H.

4)
300,000 common shares were issued pursuant to Rule 506 under Regulation D in exchange for $75,000 cash proceeds. These shareholders also own a warrant to purchase 60,000 shares of common stock of the Company. Note K.

5)	350,000 common shares were issued in exchange for services provided. These common shares are restricted under Rule 144.

6)	415,000 common shares were issued pursuant to Regulation S in exchange for services provided. Note E.

NOTE M - CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash. As of March 31, 2007, the Company maintains its cash accounts with financial institutions located in Pennsylvania and Canada. The Federal Deposit Insurance Corporation (FDIC) guarantees the Company's deposits in US-based financial institutions up to $100,000.

The Company's deposits with financial institutions that exceeded federally insured guarantees amounted to $0 as of March 31, 2007. Historically, the Company has not experienced any losses on its deposits in excess of federally insured guarantees.

As of March 31, 2007, the Company accounts for its investment in Gulf Coast Records, LLC on the equity method of accounting. The amount of $832,849 was offset by an allowance to reduce the market value of this note and investment to zero from Gulf Coast Records as of June 30, 2006. Current management is reviewing its options regarding this company and whether it wants to maintain its position or divest its holdings in the future, while actively negotiating with the management of Gulf Coast Records, LLC regarding the recovery of the Company's investment. Prior to June 30, 2006, the Company received information from the management of Gulf Coast Records, LLC that has caused the Company to reduce the fair market value to zero.

NOTE N - RELATED PARTY TRANSACTIONS

ACCRUED PAYROLL AND EXPENSES; DUE TO RELATED PARTIES

As of March 31, 2007, $1,253,131 was owed to certain officers of the Company for accrued payroll and unreimbursed expenses.

As of March 31, 2007, these officers have agreed to reduce the amount of unreimbursed expenses by $204,637 in addition to the 50% reduction in accrued payroll since July 2006.

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

On February 9, 2007 the Company filed suit in The Province of Nova Scotia seeking an application for judicial review to in effect ask the province to order the Nova Scotia Museum to issue the proper permits to the Company. The Company believes the Nova Scotia Museum acted improperly in not issuing the necessary permits in 2006 and should not have recognized the claims made by the United Kingdom. The Company believes its rights are protected under the Special Places Protection Act, The Treasure Act and many other acts and considerations of established law governing these types of permits.

NOTE P: SUBSEQUENT EVENTS

In May 2007, Martin Thorp, Chief Financial Officer of the Company was appointed to the Board of Directors.

NOTE Q - PRIOR PERIOD FINANCIAL STATEMENT PRESENTATION

As stated in Note B: pursuant to paragraph 11 of FAS#154: The Company has deemed it impracticable to apply the effects of a change in accounting principle retroactively because certain conditions apply as of March 31, 2007.

Since the Company does not possess the information necessary to restate the comparative financial statements as of March 31, 2006 as an operating company; the following are the financial statements and corresponding footnotes for the Company, presented as on the basis of accounting utilized by business development companies (as amended: October 25, 2006):

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)
BALANCE SHEETS

	March 31, 2006	June 30, 2005
	(unaudited)
Assets
Investments in and advances to affiliates	$2,707,070	$1,777,765
Cash and cash equivalents	14,376	31,034
Accounts receivable	90,000	3,692
Prepaid expenses	1,803	-
Fixed assets, net of accumulated depreciation	-	9,658
Notes receivable	-	439,732
Other assets	-	254,207
Goodwill	-	489,000
Security deposit	5,572	5,572
Total assets	$2,818,821	$3,010,660
Liabilities and Shareholders' Equity
Accounts payable and accrued expenses	$610,977	$77,989
Related party note payables	792,155	-
Notes payable	119,435	499,900
Total liabilities	1,522,567	577,889
Commitments and contingencies
Shareholders' equity
Class A - Preferred stock, no par value, 10,000 shares authorized, none issued and outstanding	-	-
Class B - Preferred stock, no par value, 10,000 shares authorized, none issued and outstanding	-	-
Class C - Convertible Preferred stock, $.001 par value, 10,000 shares issued and outstanding	10,000	10,000
Class D - Preferred stock, no par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 250,000,000,000 shares authorized and 26,203,040 issued as of March 31, 2006 2,000,000,000 shares authorized; 53,430 outstanding as of June 30, 2005	26,203	53
Capital in excess of par value	20,322,917	17,316,340
Stock subscription receivable	-	(4,760)
Accumulated undistributed net income (loss)	(18,056,149)	(14,231,534)
Net unrealized depreciation of investments	(1,006,717)	(657,328)
Total shareholders' equity	1,296,254	2,432,771
Total liabilities and shareholders' equity	$2,818,821	$3,010,660
Net asset value per share	$0.0495	$45.53

See accompanying notes

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)
Statements of Operations
(unaudited)

	Three Months ended		Nine Months ended
	March 31,		March 31,
	2006	2005	2006	2005
OPERATING INCOME:
Interest and dividend income:
Control investments	$-	19,835	$40,283	$51,142

Total interest and dividend income	-	19,835	40,283	51,142

Fee and other income:
Control investments	45,000	57,861	470,000	147,861
Other	-	-	52,602	-

Total fee and other income	45,000	57,861	522,602	147,861

Total operating income	45,000	77,696	562,885	199,003

COST OF GOODS SOLD	-	10,000	-	31,152

OPERATING EXPENSES
Depreciation and amortization	-	746	615	2,165
Salaries and wages	170,862	197,508	473,554	560,133
General and administrative	97,367	66,245	407,096	174,208
Interest	22,580	13,958	3,599	52,747
Professional fees	93,714	112,431	165,870	286,020
Other	-	-	-	9,218

Total operating expenses	384,523	390,888	1,050,734	1,084,491

OPERATING (LOSS) BEFORE
INCOME TAXES	(339,523)	(323,192)	(487,849)	(916,640)
Provision for income taxes	-	(181,900)	-	(227,164)

NET OPERATING (LOSS)	$(339,523)	$(505,092)	$(487,849)	$(1,143,804)

See accompanying notes

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)
Statements of Operations, continued
(unaudited)

	Three Months ended		Nine Months ended
	March 31,		March 31,
	2006	2005	2006	2005
Net realized gain (loss) on investments
Control investments	-	-	(2,620,117)	-

Total net realized gain (loss) on investments	-	-	(2,620,117)	-

Net unrealized (depreciation) on investments
Portfolio company investments	-	(527,928)	(716,649)	(535,000)

Total net unrealized (depreciation) on investments	-	(527,928)	(716,649)	(535,000)

Total net loss on investments	-	(527,928)	(3,336,766)	(535,000)

NET DECREASE IN NET ASSETS
RESULTING FROM OPERATIONS	$(339,523)	$(1,033,020)	$(3,824,615)	$(1,678,804)

NET OPERATING LOSS PER COMMON SHARE:
Basic	$(0.0146)	$(128.42)	$(0.0307)	$(579.19)
Diluted	$(0.0146)	$(128.42)	$(0.0307)	$(579.19)

NET LOSS PER COMMON SHARE
Basic	$(0.0146)	$(262.64)	$(0.2406)	$(850.09)
Diluted	$(0.0146)	$(262.64)	$(0.2406)	$(850.09)

WEIGHTED AVERAGE SHARES OF COMMON
STOCK OUTSTANDING:
Basic	23,203,040	3,933	15,898,969	1,975
Diluted	23,203,040	3,933	15,898,969	1,975

DIVIDENDS DECLARED PER COMMON SHARE	$-	$-	$-	$-

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

See accompanying notes

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)
STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Nine Months Ended
	March 31,
	2006	2005

Operations:
Net operating (loss)	$(487,849)	$(916,640)
Provision for income taxes	-	(227,164)
Net realized gain (loss) on investments	(2,620,117)	-
Net unrealized (depreciation) of investments	(716,649)	(535,000)

Net decrease in net assets resulting from operations	(3,824,615)	(1,678,804)

Shareholder distributions:
Common stock dividends	-	-

Net decrease in net assets resulting from shareholder distributions	-	-

Capital share transactions:
Issuance of common stock, net	2,654,665	1,096,242
Issuance of preferred stock	-	-
Other	33,433	-

Net increase in net assets resulting from capital share transactions	2,688,098	1,096,242

Total increase (decrease) in net assets	(1,136,517)	(582,562)

Net assets beginning of period	2,432,771	2,443,945

Net assets end of period	$1,296,254	$1,861,383

Net asset value per common share	$0.0495	$191.53

Common shares outstanding at end of period, (post reverse split)	26,203,040	9,719

See accompanying notes

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(F/K/A - Cali Holdings, Inc.)
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended	Nine Months Ended
	March 31, 2006	March 31, 2005
Operating activities:
Net (decrease) in net assets resulting from operations	$(3,824,615)	$(1,678,804)
Adjustments to reconcile net (decrease) in net assets resulting from operations to net cash providing by operating activities:
Net unrealized appreciation (depreciation) on investments, net	1,278,694	535,000
Net realized gain (loss) on investments	(2,620,117)	-
Deferred income tax	-	227,164
Depreciation and amortization	615	2,165
Bad debt expense	-	5,643
(Increase) decrease in:
Prepaid expenses	(1,803)	-
Accounts receivable	(86,308)	(10,552)
Stock subscription receivable	-	(5,769)
Other assets	254,207	-
Deposits	-	4,428
Goodwill	489,000	-
Other	62,729
Increase (decrease) in accounts payable
and accrued expenses	535,345	(152,507)
Net cash (used in) operating activities	(3,912,253)	(1,073,232)

Investing activities:
Decrease in notes receivable	439,732	(636,697)
Loss on disposition of assets	9,043	3,055
Purchase of property and equipment	-	(9,933)
Purchase of investments, portfolio companies	-	(158,171)
Net cash provided by (used in) investing activities	448,775	(801,746)

Financing activities:
Proceeds from notes payable to related parties	792,155	856,000
Payment of notes payable to related parties	-	(65,000)
Payment of notes payable	-	(394,641)
Issuance of common stock, net	2,654,665	1,086,241
Issuance of preferred stock	-	10,000
Net cash provided by financing activities	3,446,820	1,492,600

Net (decrease) in cash and cash equivalents	(16,658)	(382,378)

Cash, beginning of period	31,034	431,355

Cash, end of period	$14,376	$48,977

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

Rent expense for the nine months ended March 31, 2006 and 2005 was $48,750 and $91,532, respectively.

NOTE H - NOTES PAYABLE

The following are convertible debentures as of March 31, 2006 were not converted as part of the Exchange Agreement dated October 17, 2005:

8% convertible debenture to an individual dated May 27, 2005 with an initial principal balance of $21,000 due no later than May 27, 2006; outstanding principal and interest.	$22,580

5.25% convertible debenture to Golden Gate Investors dated June 29, 2005 with an initial principal balance of $40,000 due no later than June 29, 2008; outstanding principal and interest. (this convertible debenture is currently in dispute)	$89,412

8% convertible debenture to an individual dated May 18, 2005 with an initial principal balance of $35,000 due no later than May 18, 2006; outstanding principal and interest.	$7,444
Total notes payable, current	$119,435

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

Prior to the effective date of the Exchange Agreement dated October 17, 2005, two separate bills of sales required the following lists of assets of the Company to be sold to KMA Capital, Ltd. of Texas for total consideration of $10 and Kairos Holdings, Inc. for a total consideration of $10:

Sold to KMA Capital Ltd. of Texas

•	Sports Nation, Inc.
•	Buehler Earth & Waterworks, LLC
•	Brokerage account of CALI at NevWest
•	TS&B Financial Services, Inc.
•	Wellstone Acquisition Corporation
•	TS&B Gaming & Entertainment Corp.
•	TSB Ventures, Inc.
•	Three (3) Dell notebook computers
•	Furniture and fixtures
•	Office and computer equipment

Sold to Kairos Holdings, Inc.

•	Interest in and to investment in KMA Capital Partners Ltd - Nine (9) Limited Partnership Units

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLANS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

This Form 10-QSB for the quarter ended March 31, 2007 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

EFFECT ON SHAREHOLDERS

Upon the Company's withdrawal of its election to be treated as a BDC effective September 2,1 2006, the Company is not subject to regulation under the 1940 Act, which is designed to protect the interests of investors in investment companies. Specifically, our shareholders will no longer have the following protections of the 1940 Act:

•
We are not subject to the requirement in Section 61 of the1940 Act that we maintain a ratio of assets to senior securities (such as senior debt or preferred stock) of at least 200%. We will no longer be prohibited from protecting any director or officer against any liability to the Company or our shareholders arising from willful malfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of that person's office.

•	We are no longer required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the Company against larceny and embezzlement.

•
We -are not required to ensure that a majority of our directors are persons who are not "interested persons," as that term is defined in section 56 of the Investment Company Act, and certain persons that would be prevented from serving on our board if we were a BDC (such as investment bankers) would be able to serve on our board.

•	We are not subject to provisions of the 1940 Act regulating transactions between BDCs and certain affiliates.

•	We are not subject to provisions of the 1940 Act restricting our ability to issue shares, warrants and options.

•	We will be able to change the nature of our business and fundamental investment policies without having to obtain the approval of our shareholders.

EFFECT ON FINANCIAL STATEMENTS AND TAX STATUS

The election to withdraw the Company as a BDC under the 1940 Act effective September 21, 2006, resulted in a significant change in the Company's required method of accounting. BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.

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

CHANGE IN ACCOUNTING PRINCIPLE

The Company's financial statements for the quarter ended March 31, 2006, as presented herein, were prepared using the method of accounting applicable to investment companies, while our financial statements, as presented herein, for the nine months ended March 31, 2007, are prepared using the method of accounting applicable to operating companies. Our financial statements for these periods are not comparable. We have determined it is impractical to comply with the retroactive application of prior periods being presented on an operating and consolidated basis in accordance with Statement of Financial Accounting Standards No. 154, Accounting for Changes and Error Corrections ("FAS #154").

Pursuant to paragraph 11 of FAS #154, we have deemed it impracticable to apply the effects of a change in accounting principle retroactively because the following conditions apply as of March 31, 2007:

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

COMPARATIVE ANALYSIS

Since the Company does not possess the information necessary to restate the financial statements as of March 31, 2006, as an operating company, the following analysis only provides for the current year information.

REVENUES

Revenue for the nine months ended March 31, 2007 was $0.

OPERATING AND OTHER EXPENSES

Operating expenses for the nine months ended March 31, 2007 was $792,978 consisting of stock issued for services, salaries and wages, general and administrative expenses and professional fees. All of our employees, including officers, have agreed to a 50% reduction in their respective salaries and wages effective July 01, 2006.

As of March 31, 2007, officers of the Company have agreed to reduce the amount of unreimbursed expenses owed to them by $204,637.

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

As of March 31, 2007, the Company accounted for $3,364,867 of its ocean exploration and archaeologically sensitive recoveries of artifacts, treasure trove and/or cargo from shipwrecks costs incurred to-date as capitalized costs.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had an accumulated deficit of $20,351,374.

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

NOTES PAYABLE

The convertible debenture as outlined in Note H of the accompanying financial statements continues to be in dispute. We have no additional information regarding the resolution to this disputed convertible debenture which was entered into by prior management before October 17, 2005. This convertible debenture continues to be in dispute because of issues related to the conversion rates. There is no additional information available from prior management at this time.

During the nine months ended March 31, 2007, the Company issued 95,851 shares of common stock in the settlement of the convertible notes payable with a balance including principal and accrued interest of $34,506.

COMMITMENTS AND CONTINGENCIES:

Pursuant to a Revenue Agreement as outlined in Exhibit B of the Exchange Agreement, it requires 20% revenue participation payable to the original owners of the permits from the net recovery of the shipwrecks for the permits that have been assigned to the subsidiaries of the Company's portfolio company, Historic Discoveries, Inc. The 20% revenue participation allows Historic Discoveries, Inc. to defer permit transfer fees and align site permit cost with revenue generation, eliminating the exposure associated with sites that do not produce a material number of artifacts. Historic Discoveries, Inc. is only required to pay the 20% revenue participation when sites produce net revenue. The 20% revenue participation also provides Historic Discoveries, Inc. the right of first refusal on future sites, creating a mechanism for Historic Discoveries, Inc. and its operating companies to build site inventory while deferring the associated cost and reducing financial risk. The Revenue Agreement with the original owners was executed prior to October 17, 2005.

In March 2007, the Company’s board of directors authorized the issuance of 10,000,000 shares of Series A Convertible Preferred Stock. Upon issuance of these shares, the 20% revenue participation payable to the original owners of the permits will be exchanged for 10,000,000 shares of Series A Convertible Preferred Stock. The holders of the this Series of Convertible Preferred Stock will have conversion rights of 4 to 1 to common stock of the Company.
Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 5. Other Information

In April 2007, Martin Thorp was appointed Chief Financial Officer of the Company.

In May 2007, Martin Thorp was appointed to the Board of Directors of the Company.

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

SOVEREIGN EXPLORATION ASSOCIATES INTERNATONAL, INC.

Date: May 11, 2007	By:	/s/ Robert D. Baca
Robert D. Baca Chief Executive Officer, President, and Director