Form 10KSB
period 2007-06-30
Sovereign Exploration Associates International, Inc.
filed 2007-10-12
CIK 1019852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 205409

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number 333-29903

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Utah                                                                                                                 30-0123229
State or other jurisdiction of incorporation or organization                                 (I.R.S. Employer Identification No.)

503 East Washington Avenue, Suite 2D, Newtown, Pennsylvania                     18940
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (215) 968-0200

Securities registered pursuant to Section 12(b) of the Act: N/A

Securities registered pursuant to section 12(g) of the Act: N/A

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [X]

Note - Checking this box above will not relieve any registrant required to file reports pursuant to Section 13 of 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

The issuer's revenues for the year ended June 30, 2007 were $1,860,442.

The number of shares outstanding of the issuer's Common Stock as of September 17, 2007 was 33,682,017 shares. The aggregate market value of the Common Stock totaling 13,682,789 shares held by non-affiliates, based on the approximate average of the bid and asked prices of $0.18 per share as of September 17, 2007, was $2,495,302.

Transitional Small Business Disclosure Format (Check One): [ ] Yes [X] No

PART I

Item 1. Description of Business

Sovereign Exploration Associates International, Inc. (the "Company") was incorporated in Utah in 1980. The Company on January 13, 2004, elected to be treated as a business development company under the Investment Company Act of 1940 (the "1940 Act"). A business development company is an investment company that invests primarily in, and makes available significant managerial assistance to, eligible portfolio companies that may not have ready access to capital through conventional financial channels.

There was a change in control of the Company on October 17, 2005. The Company, then known as CALI Holdings, Inc., on that date entered into an Exchange Agreement (the "Exchange Agreement") with Sovereign Exploration Associates International, Inc., a Pennsylvania Company now known as Historic Discoveries, Inc. ("Historic Discoveries"). As a result of the Exchange Agreement, Historic Discoveries became a wholly-owned subsidiary of the Company and the former shareholders of Historic Discoveries received 90% of the capital stock of the Company. All of the Directors and officers of the Company resigned, and new Directors and officers took office. Immediately prior to and in connection with the entry into the Exchange Agreement, the Company disposed of substantially all of its assets. For a fuller description of these transactions, see Item 13 - Certain Relationships and Related Transactions.

The Business of Historical Shipwreck Recovery

Searching for and salvaging historical shipwrecks is a multistage process. The Company generally seeks to identify and recover artifacts from historical shipwrecks dating from 1500 to 1900. The wrecked ships themselves generally were made of wood and have completely disintegrated. The Company therefore seeks to recover valuable and historically interesting artifacts from the shipwreck sites.

An initial step is locating promising sites for exploration. The Company has conducted extensive research into historical shipwrecks. It currently focuses on inshore, shallow-water sites that tend to be less costly and to provide the Company with a higher likelihood of greater recovery-per-dive than achieved by deep-water recovery operations. The Company also takes into account the effect of local laws, which vary in the degree to which a salver must share recovered items with governmental authorities.

For any licenses that are owned by the Company, it must obtain an exploratory or disturbance permit before commencing exploratory operations. The permit gives the holder the exclusive right to conduct exploratory operations in the area covered by the permit. The Company holds or has rights to a number of these permits and considers that they make up a significant portion of its net worth; in many cases, the permits are owned by a third party who contracts with a subsidiary of the Company. During the exploratory operations, the Company seeks to locate shipwrecks and to confirm their identification through examination of a limited number of salvaged items. Both exploratory and salvage operations are dependent upon favorable weather conditions. For operations off the coast of Nova Scotia, where several of the Company's sites are located, these are restricted to the warmer months of the year.

A separate recovery permit is required before the Company can make any substantial recoveries from a site. Recoveries under a recovery permit require the involvement of a science team, which examines recovered items and turns its findings over to the applicable governmental authority. The artifacts must be thoroughly documented in accordance with commonly accepted historical and archaeological standards. These records will be retained by the Company and made available to researchers by request. After items have been recovered and examined, it generally is necessary to negotiate an in-kind sharing of recovered items with the governmental authority. In the Company's experience, this negotiation can take a year or more. The Company then can began realizing on the recovered items through a deaccession process. An effort will be made to keep a deaccessioned artifact in the public domain by offering museums and similar institutions the opportunity to purchase the artifact at fair market value as determined by the average of no less then two independent appraisers adhering to the standards of the Appraisers Association of America standards. Consideration will be given to institutions in the region of origin.

The eventual deaccession will follow one of three options:

*Sale - In order of preference, artifacts may be sold for fair market value to a museum, university or public institution collection; by publicly advertised auction to the highest bidder; or by private sale based upon fair market value.

*Exchange - With approval of the Board of Directors, artifacts can be exchanged for another artifact from a qualified museum, university or public institution collection to further complete the present collection of that institution, when the exchanging institution has a policy allowing for final deaccession to a private entity.

*Gift - With approval from the Board of Directors, artifacts may be deaccessed to a qualified museum, university or public institution collection to further complete a given collection.

Typically it will take a period of two to three years from the Company's location of a shipwreck to when it begins to realize on its recoveries. The Company may also realize returns from its intellectual property rights with respect to historically significant or interesting shipwrecks, such as the development and sale of documentaries and television specials, but these are expected to be no more than a secondary revenue source. They may, however, increase interest in sales of recovered artifacts. In an initial use of the Company's intellectual property, the Company has entered into a media partnership with Principle Pictures, Inc., planning the creation of at least five television documentaries and a series of companion books, educational tools, and interactive websites.

The Company's Subsidiaries

The Company conducts its operations through its subsidiaries and controlled companies. These entities generally lease all major equipment, including dive ships, for only the period of time it is actually used in operation. However, equipment may be owned if it appears to be advantageous to do so, particularly with less costly technological materials, such as compressors, small zodiac boats, and dive equipment for recovery teams, that require minimal maintenance and have relatively long life-cycles. Operations are conducted primarily by part-time and contracted explorers, divers, historians, marine archaeologists, and other personnel.

The Company, including its subsidiaries, has five (5) full-time employees.

The Company generally intends to finance specific recovery efforts through a system of project finance. The Company will form a special-purpose entity, typically a limited liability company, to conduct a specific recovery effort. The special-purpose entity will be managed by a subsidiary of the Company and will seek investment from affluent individuals to fund its operations. Such investors may be collectors who seek an in-kind share of recovered items, individuals who are attracted by the opportunity to participate in a historically significant recovery effort, or investors attracted by the entity's potentially large gains. The Company's share of proceeds will be reduced by the share distributable to the entity's investors, which will vary with the amount of investment received.

Historic Discoveries, Inc.

Historic Discoveries is the Company's primary subsidiary and is wholly-owned by the Company. The Company acquired Historic Discoveries in connection with the change in control on October 17, 2005, and it has since made additional investments in Historic Discoveries. Historic Discoveries has two wholly-owned subsidiaries, Artifact Recovery & Conservation Inc. ("ARC") and Sea Research, Inc. ("SRI").

The Company and Historic Discoveries had agreed to distribute 20% of the net profits arising out of the exploitation of permits, licenses, finder fees rights, contracts and other rights (collectively, "permits") held by ARC to its former corporate parent, Sovereign Marine Explorations, Inc. ("SME"), and to distribute 20% of the net profits arising out of the exploitation of permits held by SRI to its former corporate parent, Sea Hunt, Inc. ("Sea Hunt"). On May 19, 2007, the Company issued 10,000,000 shares of Convertible Preferred Stock in exchange for this 20% net profits participation agreement. The stock carries a 4 to1 conversion feature into 40,000,000 common shares of the Company.

Artifact Recovery & Conservation, Inc.

ARC holds licenses for some of the Company's most promising sites. ARC has already recovered substantial artifacts from Le Chameau, a French ship lost off Cape Lorembec, Cape Breton Island, Nova Scotia, on August 27, 1725. The Chameau carried extensive ladings of specie, military supplies, trade goods, and commercially-consigned freight, as well as the personal effects of wealthy passengers. ARC submitted artifacts from the Chameau and other ships to the Nova Scotia government for artifact selection in 2005, and the selection process was completed in March 2006.

ARC has also conducted extensive exploratory efforts in Fantome Cove, near Prospect, Nova Scotia. The H.M.S. Fantome and accompanying ships are believed to have been lost in Fantome Cove on November 24, 1814. The Fantome is particularly historically significant, as it played a role in the War of 1812 and potentially could have been carrying plunder from the sacking of Washington, DC in August 1814. ARC's exploratory efforts have confirmed that it has located at least two historical shipwrecks, although it has not specifically confirmed that either wreck is that of the Fantome. During its most recent reconnaissance efforts in late summer, 2006, ARC identified two very large concretion fields, and its divers observed flatware, artifacts, ship fittings, and thousands of coins in the concretions. Because Fantome Cove is in Canadian waters but may involve British ships and American plunder, any shipwrecks located in Fantome Cove may be subject to competing claims. The United Kingdom has filed a formal notice on the H.M.S. Fantome that has caused a delay in the Company's plans for a recovery in Fantome Cove.

ARC was notified on August 31, 2006, its application for a Class B recovery permit for the Fantome Cove treasure trove site has not been approved. A Class B permit is required before ARC can make any substantial recoveries from the site. The Nova Scotia Department of Tourism, Culture & Heritage has recommended that ARC and Le Chameau Explorations Limited (a wholly-owned subsidiary of the Company), secure permission from the United Kingdom. The Company's management and counsel believe that the admiralty and treaty laws governing the site will substantiate ARC's and Le Chameau Explorations Limited's Interest as license holder. As of June 30, 2007, the Company is arranging meetings with representatives from the United Kingdom and is waiting for Class B permit approval.

Sea Research, Inc.

SRI holds the rights to seven sites, several of which have multiple ships. The wrecked ships are believed to have contained diverse cargoes, including money, bullion, religious artifacts, jewelry, and other personal items. SRI also owns an exploratory vessel, the Sea Quest, through its wholly-owned subsidiary, Sea Quest, Inc

Sovereign Exploration Associates International of Spain, Inc.

Sovereign Exploration Associates International of Spain, Inc. ("SEAI - Spain"), a wholly-owned subsidiary of the Company, was acquired in November 2005 from unrelated parties in exchange for $800,000 of convertible debentures. The debentures were due on November 15, 2006, with accrued interest at a rate of 6% per annum. The Company may, at any time prior to November 15, 2006, convert the principal amount of the debentures into common stock of the Company at the average closing price of the Company's common stock for the ten business days prior to the conversion date. The debenture holders may, at any time after November 15, 2006, convert the principal amount of the debenture into common stock of the Company at the average closing price of the Company's common stock for the ten business days prior to the conversion date. SEAI - Spain has secured the finder's rights to four shipwrecks in Spain with potential historic and intrinsic value. Effective November 15, 2006, the Company converted the debentures into 848,000 (including accrued interest of $48,000) common shares of the Company at a price of $1.00 per share.

Lavelle Holdings, Inc.

On June 11, 2007, the Company acquired 100% of the common stock of the Lavelle Holdings, Inc., a company based in Texas, for consideration of $300,000 cash at closing plus a cash amount equal to five (5) times the net profit of Lavelle Holdings, Inc. for a one (1) year period beginning on or the date that is six (6) months after the closing date. This amount will be paid in cash and/or stock on or before nineteen (19) months following the closing date. Management is unable to determine the amount of this contingent liability as of the balance sheet date of June 30, 2007. If the Company becomes insolvent during the nineteen (19) months following the closing date, the selling shareholders have the right of refusal to repurchase the purchased stock from the Company.

In consideration for certain rights to purchase common stock of Lavelle Holdings, Inc. the Company paid $225,000, in cash, to the rights holders, at closing. The total cash paid for this acquisition at closing on June 11, 2007 was $525,000. Lavelle Holdings, Inc. is a wholly-owned subsidiary of the Company.

LeChameau Explorations Limited

On June 13, 2007, the Company acquired 100% of the issued and outstanding capital stock of LeChameau Explorations Limited, a company based in Nova Scotia, for total consideration of USD $274,009. The payment for the stock is in the form of a note agreement, which is collateralized by the common stock of the Company. The note is due June 13, 2008. If the Company defaults, the note is convertible to the Company's common stock at a rate of 1.25 times the outstanding liability as of its due date valued at the ten day average of the stock price prior to the conversion date. Under this acquisition, the Company now owns twenty-five licenses under the Nova Scotia Treasure Trove Act. LeChameau Explorations Limited is a wholly-owned subsidiary of the Company.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-KSB may contain forward-looking statements which include assumptions about future market conditions, operations and financial results. These statements are based on current expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results, performance or achievements in the future could differ significantly from the results, performance or achievements discussed or implied in such forward-looking statements herein and in prior Securities and Exchange Commission ("SEC") filings by the Company. The Company assumes no obligation to update these forward-looking statements or to advise of changes in the assumptions on which they were based. Factors that could cause or contribute to such differences include, but are not limited to, changes in the competitive environment of the Company, general economic and business conditions, industry trends, and changes in government rules and regulations and environmental rules and regulations.

SEC Filings

The Company's Quarterly Reports on Form 10-QSB for the periods ended March 31, 2007, December 31, 2006 and September 30, 2006 were based on preliminary information that has in some cases been corrected in this Annual Report on Form 10-KSB.

The Company is an SEC reporting company and, pursuant to Section 15(d) of the Securities Exchange Act of 1934, it is required to file Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, and Current Reports on Form 8-K with the SEC. However, the Company is not registered under Section 12 of the Securities Exchange Act of 1934. Accordingly, the Company is not required to provide proxy statements, information statements, or annual reports to its shareholders, although it may optionally do so, and its investors are not required to file Forms 3, 4, or 5 or Schedules 13D or 13G with the SEC.

Further information about the Company is available at its website, www.sea-int.com. Although the Company does not currently post its SEC filings on its website because of its limited number of full-time personnel, those filings are available online via the SEC's EDGAR program at the SEC's website, www.sec.gov.

Item 1A. Risk Factors.

THE COMPANY'S BUSINESS INVOLVES A HIGH DEGREE OF RISK. SHAREHOLDERS AND INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND THE OTHER INFORMATION INCLUDED IN THIS REPORT.

The Company's Business Is Inherently Risky and Speculative

The Company's business of historic shipwreck exploration and recovery is inherently risky, and the risks predominate at each step of the Company's business model.

The value of the Company is largely dependent on permits giving the Company (through its subsidiaries and controlled companies) the exclusive right to exploration and recovery for historical shipwrecks in specified areas. The value of these permits is dependent, to a substantial degree, upon the research and data assembled by the Company indicating that a historical shipwreck is likely to be in the area. Although the Company has access to a substantial amount of research and data, which has been compiled during various projects, all such research and data regarding shipwrecks is imprecise, incomplete and unreliable, as it is often composed of, or affected by, numerous assumptions, rumors, "legends," historical and scientific inaccuracies, and inaccurate interpretations that have become a part of such research and data over time. The shipwrecks sought by the Company generally have long disintegrated, and confirming their locations is difficult. Even if the shipwrecks are accurately located in waters covered by the Company's permits, the shipwrecks may have been salvaged or may not have had anything of value on board at the time of the sinking.

Underwater recovery operations are inherently difficult and dangerous and may be delayed or suspended by weather, sea conditions or other natural hazards. Further, such operations may be undertaken more safely during certain months of the year than during others. These risks are particularly great in the waters off Nova Scotia, where many of the shipwrecks sought by the Company are believed to be located. There can be no assurances that the Company will be able to conduct search and/or recovery operations only during such favorable periods. In addition, even though sea conditions in a particular search location may be somewhat predictable, the possibility exists that unexpected conditions in a search area may occur and that such unexpected conditions might adversely affect operations. Further, it is possible that natural hazards may prevent or significantly delay search and recovery operations.

From time to time, it will be necessary to contract with third parties for additional equipment and/or labor necessary for the location and recovery of wreck sites. There can be no assurance that third party contracts will be available to the Company. The availability of specialized recovery equipment may present a problem, and the cost of obtaining the use of such equipment to conduct recovery operations is uncertain and will depend on, in part, the location and condition of the wreckage to be recovered. Persons and entities other than the Company and its affiliates may claim title to the shipwrecks. Even if the Company is successful in locating and recovering shipwrecks, there is no assurance of establishing the rights to property recovered as against governmental entities, prior owners, or other attempted salvers claiming an interest therein. There is also a risk of theft of valuable items at sea, both before and after their recovery, by pirates or poachers and while in transit to a safe destination.

Even after the location of a historical shipwreck has been confirmed, it may require a period of years before the Company can realize revenue from salvage operations. The Company generally must obtain a recovery permit before the Company can make any substantial recoveries from the site. Salvage operations generally require a substantial period of time to complete. Recovered items must be carefully examined by the Company's science team. The Company then must negotiate with applicable government authorities, which generally are entitled to retain a portion of the recovered items. The issuance of recovery permits and negotiations with governmental authorities may result in delays particularly if there is public sentiment against salvage, there are multiple governmental claims to the shipwreck, or the recovered items are especially valuable or historically significant.

Even if valuable items can be located and recovered, it is difficult to predict the price that may be realized for these items. The items may have been damaged by salt water or by natural sea conditions. The value of the recovered items will fluctuate with a precious metals market that has been highly volatile in recent years. Moreover, the entrance into the market of a large supply of similar items from shipwrecks, including those located and recovered by the Company, could itself depress the market for these items. The methods and channels that may be used in the disposition of the recovered items are uncertain at present and may include one or a combination of several alternatives. Ready access to buyers for disposition of any artifacts or other valuable items recovered cannot be assured and delays in the disposition of such items are very possible.

Need for Additional Capital

Although the Company has recovered a number of valuable items in its salvage operations to date, it has not yet realized any revenues from these salvage operations, and any revenues it realizes in the near future are unlikely to be sufficient to fund the Company's operations. In addition, the Company has minimal financial resources. Accordingly, the Company can continue its operations only if it or its subsidiaries or controlled companies can raise additional working capital.

Legal and Political Risks

Historical shipwreck recovery is highly regulated and can be a high-profile political issue, due to jurisdictional disputes, public concern over historically significant shipwrecks, and archaeological and environmental concerns. A localized group in Nova Scotia has forwarded the idea to repeal the Nova Scotia Treasure Trove Act. This action remains on the horizon. However, the Company's legal representation in Nova Scotia indicates the likelihood that it will not move forward and if it does that the Company may be grandfathered for a period of time.

Legal Exposure

In the period leading up to the change in control of the Company on October 17, 2005, the Company, under its prior management, disposed of a number of its assets for aggregate consideration of $20 and issued 800,000,000 shares (800,000 shares on a split-adjusted basis) for consideration the receipt of which the Company's present management has been unable to confirm. In addition, in the period from October 17, 2005, to September 22, 2006, although the Company had elected treatment as a business development company under the 1940 Act, the Company may not have met all of the requirements for treatment as a business development company, and some of the activities of it or its affiliates raised questions under the 1940 Act. The Company accordingly could face legal exposure in the event of either private litigation or a SEC enforcement action with respect to events either before or after the change in control. Neither the SEC nor any private litigant has expressed a present intention of bringing such an action against the Company.

Dependence on Key Personnel

The Company's success will depend largely on the skills of its key management personnel, who currently function without employment contacts. The loss of one or more of the Company's key management personnel may materially and adversely affect its business and results of operations. The Company cannot guarantee that it will be able to replace any key management personnel in the event that their services become unavailable.

There is a Limited Public Trading Market for the Company's Securities.

There is only a limited public trading market for the Company's securities and no assurances can be given that a liquid market, or active market, will develop or, if developed, that it will continue to be maintained.

Limitation on the Use of Net Operating Loss Carryforwards

Effective October 17, 2005, there was a change in control as defined under Section 382 of the Internal Revenue Code. As of June 30, 2007, the Company had federal net operating loss carryforwards of approximately $853,311 portions of which expire yearly through 2027 (subject to certain limitations). This balance gives effect to annual limitations on the utilization of the loss carryforwards caused by "ownership changes" as defined in Section 382 of the Internal Revenue Code. If there is any additional ownership change, there can be no assurance as to the specific amount of net operating loss carryforwards available in any post-change year since the calculation is based upon a fact-dependent formula.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property.

The Company's principal offices are located at 503 Washington Avenue, Suite 2D, Newtown, Pennsylvania and 120 Alpine Road, West Palm Beach, Florida. The offices in Pennsylvania and Florida are leased by affiliates of the Company and the Company utilizes some of the space. The offices are sufficiently equipped for the business of the Company as now conducted.

Item 3. Legal Proceedings.

On June 30, 2006, the Company entered into a Settlement Agreement and General Release ("Settlement Agreement") among members of the Company's former management and their affiliates, James E. Jenkins, Charles Gianetto, KMA Capital Partners Ltd., KMA Capital Partners, Inc. and CF Holdings, LLC (collectively, the "Former Management Parties"). The purpose of the Settlement Agreement was to reach a comprehensive resolution to the disputes between the Company and the Former Management Parties, in particular an arbitration demand filed by KMA Capital Partners, Ltd. on or about December 29, 2005 (American Arbitration Association Case No.: 33-180-00463-05) relating to an Exchange Agreement dated October 17, 2005. The Settlement Agreement provides that the Former Management Parties release all claims that they may have against the Company, its parents, subsidiaries, affiliates, predecessors, successors, assigns, partners, agents, representatives and attorneys (collectively, "affiliated parties") and that the Company releases all claims it may have against the Former Management Parties.

In a matter related to KMA Capital Partners Ltd, James Jenkins and Charles Gianetto, filed as KMA Capital Partners Ltd., v. Sovereign Exploration Association, Inc., et al, in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, the Company claims that KMA Capital Partners Ltd, James Jenkins and Charles Gianetto are in breach of a "Leak Out Agreement", which restricts the number of shares of the Company's common stock, traded as SVXA.OB, they are allowed to sell or transfer. As of June 30, 2006, the court entered an Order which limits Mr. Jenkins and Mr. Gianetto to selling no more than 2,000 shares of the Company's common stock per trading day. As of June 30, 2007, there is no liability under this matter that requires the establishment of a liability within the accompanying consolidated financial statements.

The Company is one of several defendants in a law suit, Patricia A. Mullican v. Sovereign Exploration Associates International, Inc., et al in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida. The plaintiff in this case is seeking damages for the alleged failure to pay two (2) debentures issued by TS&B Holdings to Mr. Mullican (one for $150,000 and the other for $250,000) as well as an unpaid promissory note for $50,000 plus accrued interest on the debentures and the promissory note along with attorney fees. TS&B Holdings, Inc. subsequently became Cali Holdings, Inc., which was acquired by the Company in October 2005. It is the Company's position that these debts are not its responsibility, to the extent that neither the debentures nor promissory notes were disclosed at the time Cali Holdings, Inc. was acquired by the Company. There are numerous defenses which the Company will be relying upon to support its legal position that these obligations are not its responsibility. As of June 30, 2007, the accompanying consolidated financial statements do not provide for any liability in the event that the Company is deemed responsible in this case.

Item 4. Submission of Matters to a Vote of Security Holders.

Effective September 20, 2006, the shareholders of the Company voted, affirmative, to file the Company's election to withdrawal its Business Development Company status under the Investment Company Act of 1940.

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

Quarter Ended	High	Low
06/30/2006	$ 0.88	$ 0.45
09/30/2006	$ 0.63	$ 0.35
12/31/2006	$ 0.62	$ 0.26
03/31/2007	$ 0.78	$ 0.25
06/30/2007	$ 0.89	$ 0.30

Shareholders of Record

As of September 17, 2007, there were ninety-three (93) shareholders of record of the Company's common stock.

Dividends

The Company did not pay a cash dividend on its Common Stock during the year ended June 30, 2007 and, by reason of its present financial status and its contemplated financial requirements, does not anticipate paying any cash dividends in the foreseeable future. It is anticipated that earnings, if any, which may be generated from operations will be used to finance the operations of the Company.

Unregistered/Registered Sales/Issuances of Equity Securities and Use of Proceeds

On October 5, 2005, the Company, under prior management, issued 800,000 (split-adjusted) shares of Common Stock to KMA Capital Partners Ltd. The Company does not possess any documentation or knowledge regarding the consideration for which these shares were issued to KMA Capital Partners Ltd., nor has it been able to confirm that any consideration was received. The shares were issued in a transaction exempt from registration under Section 4(2) of the 1933 Act, and the shares originally bore a restrictive legend. Subsequently, prior management caused the legend to be removed, and 400,000 shares were sold on the open market in December 2005. These shares were the subject of arbitration between current and prior management; see Item 13 - Certain Relationships and Related Transactions. The remaining 400,000 shares have again been legended.

On November 15, 2005, the Company issued $800,000 of convertible debentures in exchange for finders' rights and other assets were being held by SEAI - Spain. The debentures were due on November 15, 2006 with accrued interest at a rate of 6% per annum. The Company may, at any time prior to November 15, 2006, convert the principal amount of the debentures into Common Stock of the Company at the average closing price of the Company's common stock for the ten business days prior to the conversion date. The debenture holders may, at any time after November 15, 2006, have converted the principal amount of the debentures into Common Stock of the Company at the average closing price of the Company's common stock for the ten business days prior to the conversion date. The Company relied upon the exemption from registration contained in Section 4(2) of the 1933 Act.

As of November 15, 2006, these debentures along with accrued interest were converted into 848,000 common shares of the Company.

For the year ended June 30, 2007:

The Company issued the following common shares:

*Issuance of common shares - settlement - prior management	910,000	(1)
*Conversion of convertible debt - acquisition of SEAI - Spain	848,000
*Conversion of convertible debt - private individual	95,851
*Issuance of common shares - Rule 506 - Regulation D	700,000	(2)
*Issuance of common shares - Rule 144 - Regulation D	350,000
*Issuance of common shares - Services - S-8	735,000

Total common shares issued were 3,638,851; the par value of the common shares and the additional paid-in capital increased by $2,069,537.

(1)    Subject to a leak-out agreement

(2)    $175,000 cash was received for the issuance of common stock

The balance of the increase in additional paid in capital of $1,407,177 was non-cash issuances of common stock, additional capital contributions, and conversion of convertible debt.

In each case when securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the 1933 Act, the recipients took the securities for investment purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of the Company's securities. The securities were issued only to persons with whom the Company had a direct personal preexisting relationship, and after a thorough discussion. Finally, the Company's stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer. All certificates representing the remaining shares bear restrictive legends as required by the 1933 Act.

On March 7, 2007, the Board of Directors approved the Form S-8 registration for the 2006 Stock Incentive Plan for Employees and Consultants. 3,000,000 shares of the Company's common stock were registered with the SEC in order to provide employees and consultants of the Company and its subsidiaries with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the Company and its subsidiaries, to join the interest of employees and consultants with the interest of the shareholders of the Company, and to facilitate attracting and retaining employees and consultants of exceptional ability.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Overview

The Company was a financial service company providing financing and advisory services to small and medium-sized companies throughout the United States. Effective January 5, 2004, the Company's shareholders approved the proposal to allow the Company to elect to be treated as a business development company ("BDC") under the 1940 Act. The Company on September 22, 2006, withdrew its election to be treated as a BDC. Following the withdrawal of its election, the Company carries on a marine recovery and explorations business, which it conducts through subsidiaries and controlled companies, and will be managed so that it will not be subject to the provisions of the 1940 Act. On June 11, 2007, the Company acquired 100% of the outstanding common stock of Lavelle Holding, Inc. On June 13, 2007 the Company acquired 100% of the outstanding common stock of LeChameau Explorations Limited.

For the year ended June 30, 2006 and prior years, the Company prepared its financial statements in accordance with accounting principles generally accepted in the United States of America for investment companies. Because the Company has withdrawn its BDC election and will not in future periods prepare its financial statements as an investment company, the financial statements discussed herein for the year ended June 30, 2007 are not comparable to any prior years.

The increasing complexity of the business environment and applicable authoritative accounting guidance required the Company to closely monitor its accounting policies. The Company had identified three critical accounting policies that require significant judgment. The following summary of the Company's critical accounting policies is intended to enhance your ability to assess its financial condition and results of operation and the potential volatility due to changes in estimates.

Valuation of Investments

The Company is no longer subject to valuing its private investments as value is defined in Section 2(a)(41) of the 1940 Act, (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the board of directors.

As of September 17, 2007, the following is a list of the private companies in which the Company had an investment in and notes receivable, stated at the lower of cost or market value;

Name of Company	Cost	FMV

Gulf Coast Records, LLC -
Investment and Note Receivable	$1,006,717	$-

Reds Caribbean - Investment	$51,962	$51,962

Totals	$1,058,679	$51,962

See the accompanying Balance Sheet dated June 30, 2007 contained herein. The investments are reflected at the lower of cost or market. Since there is typically no readily ascertainable market value for the investments in its portfolio, the Company valued substantially all of its investments at the lower of cost or market as determined in good faith by the board of directors pursuant to a valuation policy and consistent valuation process. Because of the inherent uncertainty in determining the fair value of investments that do not have a readily ascertainable market value, the fair value of its investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Gulf Coast Records, LLC

The investment (a 49% minority interest) and note receivable in Gulf Coast Records, LLC was acquired as part of the Exchange Agreement dated October 17, 2005. In the year ended June 30, 2006, while reporting under the 40 Act as a business development company, the Board of Directors agreed with management's assessment to write this investment down to zero based on the information received from the management of Gulf Coast Records, LLC. For the year ended June 30, 2007, the investment in and note receivable to Gulf Coast is being carried as zero, which is the lower of cost or market.

Reds Caribbean

The investment (a 30% minority interest) in Reds Caribbean was acquired in the stock purchase agreement with the shareholders of Lavelle Holdings, Inc. on June 11, 2007. As of June 30, 2007, the Company is recording this newly acquired investment at its cost of $51,962.

For the year ended June 30, 2007 and for future years, the Company expects to not record any changes in estimated fair value or have any "net increase (decrease) in unrealized (depreciation) appreciation" in its statement of operations.

Valuation of Loans and Debt Securities

The Company did not value its loans or debt securities above cost, but loans and debt securities were subject to fair value write-down when the asset is considered impaired with respect to the Company's investments. As of June 30, 2007, the note receivable to Gulf Coast Records, LLC of $832,849 was considered impaired and continues to be carried as zero. The investment is Reds Caribbean was acquired in June 2007 in conjunction with the acquisition of Lavelle Holdings, which is not considered as impaired and it is being carried at its cost.

Financial Condition

For the year ended June 30, 2007:

Total assets increased by $2,659,057 or 112% to $5,025,497. Cash increased by $541,766 primarily because of the $1,000,000 cash the Company received under the note payable in June 2007. Accounts receivable of $323,493 is that of Lavelle Holdings, Inc., a wholly-owned subsidiary of the Company.

Investments of $51,962 represent Lavelle Holdings, Inc's minority ownership in Reds Caribbean.

The cash and cash equivalents were approximately 10.8% of total assets as of June 30, 2007.

Capitalized costs and permits increased by $1,616,836 which was primarily funded by the issuance of common stock, proceeds from notes payable and proceeds from related party notes payable.

Results of Operations

For the year ended June 30, 2007:

Revenue was $1,860,442.

Loss from operations was $634,135 primarily due to the lack of significant revenues and the related cost of being a public company. The Company has yet to realize any revenue from the artifacts it has recovered to-date.

Net loss was $777,316; interest expense of $144,532 was incurred due to the accrued interest on the notes payable, the debenture payable and the related party notes payable.

Net cash used in operating activities was $2,423,336 primarily from the increase of $1,616,836 in costs incurred for the Company's capitalized costs and permits in its diving operations, and acquisition of LeChameau Explorations Limited in June 2007 and the net loss of $777,316. The Company issued stock for services with a value of $376,200

Interest Income

Interest income for the year ended June 30, 2007 was $1,351. The interest income was from a money market savings account that the Company maintained in Florida.

Operating Expenses

Total operating expenses for the year ended June 30, 2007 were $1,019,945. The operating expenses consisted of $116,144 in salaries and wages incurred by Lavelle Holdings, Inc.; $585,304 in general administrative expenses and $318,497 in legal and professional fees. A significant amount of the legal and accounting fees of approximately $150,000 incurred during the year ended June 30, 2007 were due to the Company's withdrawal of its election to be a Business Development Company (BDC) under the 1940 Act in September 2006.

The officers of the Company agreed to write-down their accrued and unpaid salaries and reimbursable expenses to zero ($0) for the year ended June 30, 2007 in the amount of $446,403. The due to related parties on the accompanying consolidated balance sheet includes the accrued and unpaid salaries and reimbursable expenses incurred through June 30, 2006 of $1,598,340 less adjustments of $360,614 to equal $1,237,726 as of June 30, 2007

Liquidity and Capital Resources

At June 30, 2007, the Company had $542,336 in cash and cash equivalents. The Company does not expect its cash on hand and cash generated from operations to be adequate to meet its cash needs at its current level of operations, including the next twelve months. The Company intends to seek to raise additional funds from investors, either directly or through its subsidiary or controlled companies, including special-purpose entities formed to conduct specific marine salvage operations. There can be no assurance that the Company's fund-raising efforts will be successful. The Company also expects to realize some revenues from the sale of previously salvaged artifacts by a subsidiary, although these revenues by themselves are not expected to be sufficient to fund the Company's operating costs. The Company expects that its wholly-owned subsidiary, Lavelle Holdings, Inc., will generate cash from it own operations to be sufficient for its operations during the next twelve (12) months.

Debt Financing

On June 4, 2007, the Company received $1,000,000 cash under a promissory note. Under the terms of the note, Company is obligated to pay the note in one payment of all outstanding principal plus all accrued unpaid interest on or before the six month anniversary of the closing date unless the holders agree to extend the note, in which case the note shall become a demand note, payable upon demand or at such later date as specified by holders to Company in writing, in holders sole discretion. The Company's stock is the collateral that supports this note. Unless otherwise agreed or required by applicable law, payments will be applied first to any accrued unpaid interest; then to principal; then to any late charges; and then to any unpaid collection costs. The annual interest rate for this Note is computed on a 365 days per year basis. Company will pay Holders at Holders address or at such other place as Holders may designate in writing. The interest rate on this Note is six percent (6%) per annum calculated on the principal amount of the Note then outstanding. Company may make a prepayment, in whole or in part, of this Note without the prior consent of Holders with no prepayment penalty. At the maturity date of the note, the holders shall be entitled to purchase 250,000 shares of common stock of the Company at a price of $.20 per share. The holders will also be entitled to purchase an additional 250,000 shares of common stock of the Company at the closing price of the Company stock as reported on the OTCBB on the closing date (June 4, 2007) and, in addition, these shares must be exercised within one year from the closing date.

All proceeds of the equity and debt financing for the year ended June 30, 2007 were used for the stated operations of the Company. As of June 30, 2007, the Company maintained a cash balance in checking and money market accounts of $542,336 at five (5) banking institutions located in Pennsylvania, Florida, Texas and Nova Scotia.

Quantitative and Qualitative Disclosures about Market Risk

The Company's investment activities contained elements of risk. The portion of the Company's investment portfolio consisting of equity or equity-linked debt securities in private companies was subject to valuation risk. Because there was typically no public market for the equity and equity-linked debt securities in which it invested, the valuation of the equity interest in the portfolio is stated at "fair value" and determined in good faith by the Board of Directors on a quarterly basis in accordance with the Company's investment valuation policy. In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio may have differed significantly from the value that would be placed on the portfolio if a ready market for the investments existed. At times a portion of the Company's portfolio may have included marketable securities traded in the over-the-counter market. In addition, there may have been a portion of the Company's portfolio for which no regular trading market existed. In order to realize the full value of a security, the market must have traded in an orderly fashion or a willing purchaser must be available when a sale is to be made. Should an economic or other event occur that would not allow the markets to trade in an orderly fashion the Company may not have been able to realize the fair value of its marketable investments or other investments in a timely manner.

As of June 30, 2007, the Company did not have any off-balance sheet investments or hedging investments.

Impact of Inflation

The Company does not believe that its business was materially affected by inflation, other than the impact inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuation to underlying earnings, all of which will influence the value of the Company's investments.

Item 7. Financial Statements

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - June 30, 2007

Consolidated Statements of Operations - Year ended June 30, 2007

Consolidated Statements of Stockholders' Equity (Deficit) - Year ended June 30, 2007

Consolidated Statements of Cash Flows - Year ended June 30, 2007

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Sovereign Exploration Associates International, Inc.
Newtown, Pennsylvania

We have audited the balance sheet of Sovereign Exploration Associates International, Inc. as of June 30, 2007, and the related statement of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sovereign Exploration Associates International, Inc. as of June 30, 2007, and the results of operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming Sovereign Exploration Associates International, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred an accumulated deficit of approximately $19,850,000 and net losses of approximately $777,000 for the fiscal year ended June 30, 2007. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2, the Company changed its method of accounting from fair value to historical cost in 2007.

/s/Baumann, Raymondo & Company PA

Baumann, Raymondo & Company PA

Tampa, Florida

October 11, 2007

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 30, 2007
Assets
Current assets
Cash and cash equivalents	$ 542,336
Accounts receivable	323,493
Total current assets	865,829

Other assets
Capitalized costs and permits	3,982,706
Research vessel	125,000
Investments, net of allowance of $173,868	51,962
Notes receivable, net of allowance of $832,849	-
Total other assets	4,159,668

Total assets	$ 5,025,497

Liabilities and Shareholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$ 752,657
Related party notes payable	3,459,359
Due to related parties	1,237,726
Notes payable	1,000,000
Debentures payable	99,174
Total current liabilities	6,548,916
Total liabilities	6,548,916

Commitments and contingencies	-

Shareholders' equity (deficit)
Preferred stock, Series A, $0 par value, 100,000,000 shares
authorized; 10,000,000 issued and outstanding as June 30, 2007	-
Common stock, $.001 par value, 250,000,000,000 shares
authorized; 29,842,017 issued and outstanding as of June 30, 2007	29,842
Additional paid-in capital	19,100,845
Minority interest	(803,530)
Accumulated deficit	(19,850,576)
Total shareholders' equity (deficit)	(1,523,419)

Total liabilities and shareholders' equity (deficit)	$ 5,025,497

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the year ended June 30, 2007

Revenue	$ 1,860,442
Cost of sales	1,474,632
Gross Profit	385,810

Operating expenses
Salaries and wages	116,144
General and administrative	585,304
Legal and professional fees	318,497
Total operating expenses	1,019,945

Income (loss) from operations	(634,135)

Other income (expenses)
Interest income	1,351
Interest expense	(144,532)
Total other income (expenses)	(143,181)

Operating income (loss) for income taxes	(777,316)

Provision for income taxes	-

Net income (loss)	$ (777,316)

Net operating loss per common share
Basic	$ (0.03)
Diluted	$ (0.03)

Net loss per common share
Basic	$ (0.03)
Diluted	$ (0.03)

Weighted average of common shares outstanding
Basic	27,580,209
Diluted	30,132,628

Dividends declared per common share	$ -

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the year ended June 30, 2007

	Series A				Additional
	Preferred Stock		Common Stock		paid-in	Minority	Accumulated
	Shares	Par Value	Shares	Par Value	capital	Interest	Deficit	Total

Balance, June 30, 2006 (Restated)	-	$ -	26,203,166	$ 26,203	$ 17,031,278	$(803,530)	$(19,073,260)	$(2,819,309)

Capital contribution - Sea Quest	-	-	-	-	125,000	-	-	125,000

Issuance of common shares
settlement agreement	-	-	910,000	910	363,090	-	-	364,000

Conversion of convertible debt
to common shares	-	-	848,000	848	847,152	-	-	848,000

Conversion of convertible debt
to common shares	-	-	95,851	96	34,410	-	-	34,506

Issuance of common stock
pursuant to Rule 506 under Regulation D	-		700,000	700	174,300	-	-	175,000

Issuance of common stock
pursuant to Rule 144	-	-	350,000	350	150,150	-	-	150,500

Issuance of common stock under
Regulation S	-	-	735,000	735	375,465	-	-	376,200

Issuance of Series A Preferred Stock
in exchange for revenue participation
agreement	10,000,000	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	(777,316)	(777,316)

Balance, June 30, 2007	10,000,000	$ -	29,842,017	$ 29,842	$ 19,100,845	$(803,530)	$(19,850,576)	$(1,523,419)

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the year ended June 30, 2007

Operating activities:
Net loss	$ (777,316)
Adjustments to reconcile net loss from operations to
net cash (used in) operating activities:
Stock issued for services	376,200
(Increase) decrease in:
Capitalized costs and permits	(1,616,836)
Accounts receivable	(323,493)
Increase (decrease) in:
Accounts payable and accrued expenses	278,723
Due to related parties	(360,614)

Net cash (used in) operating activities	(2,423,336)

Investing activities:
Acquisition of research vessel - Sea Quest	(125,000)
Purchase of minority interest	(51,962)

Net cash used in investing activities	(176,962)

Financing activities:
Proceeds from the issuance of common stock	175,000
Proceeds from notes payable	1,000,000
Proceeds from related party notes payable	1,967,064

Net cash provided by financing activities	3,142,064

Net increase in cash and cash equivalents	541,766

Cash and cash equivalents , beginning of year	570

Cash and cash equivalents, end of year	$ 542,336

Supplemental disclosure of cash flow information:
Interest paid	$ 263
Taxes paid	-

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

__________________________________________________________________________________________________

NOTE 1 NATURE OF ORGANIZATION

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

On September 22, 2006 at a duly called special meeting, the Company's shareholders approved a proposal to withdraw the Company's election to be a business development company under the Investment Company Act of 1940 by filing Form N-54C with the SEC.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The election to withdraw the Company as a BDC under the Investment Company Act effective September 22, 2006 has resulted in a significant change in the Company's required method of accounting. BDC financial statement presentation and the related accounting principles utilize the fair value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost. In addition, majority-owned subsidiaries BDCs are not consolidated and instead, investments in those subsidiaries are reflected on the balance sheet as an investment in and advances to affiliates, at fair value.

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

As an operating company, the Company consolidates its financial statements with subsidiaries, thus eliminating the investment in and advances to affiliates account that was reflected on the Company's balance sheet as of June 30, 2006.

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

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

__________________________________________________________________________________________________

Pursuant to paragraph 11 of FAS #154: The Company has deemed it impracticable to apply the effects of a change in accounting principle retroactively because the following conditions apply as of June 30, 2007:

  The Company has made every reasonable effort to apply the requirement; however, we are unable to do so.

  Retrospective application of the change in accounting principle requires assumptions about prior management's intent in prior periods that can not now be independently substantiated.

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

As of June 30, 2007, the Company's subsidiaries were development stage enterprises, except for Gulf Coast Records, LLC, which is accounted for on the equity method of accounting. In addition, Lavelle Holdings, Inc. is a subsea consulting services company wherein it provides project management, personnel, equipment and specialized services to the petroleum, marine, and aviation industries and is not in its development stage.

Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises, defines a development stage enterprise as one that is devoting substantially all of its efforts to establishing a new business and either planned principal operations have not commenced or planned principal operations have commenced but there has been no significant revenue. Several artifacts have been recovered, but for the year ended June 30, 2007, there was no revenue from the Company's Historical Shipwreck Recovery business.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company's subsidiaries have capitalized all of their ocean explorations and archaeologically sensitive recoveries of artifacts, treasure trove and/or cargo from shipwrecks costs to-date. As of June 30, 2007, the Company incurred an accumulated deficit of $19,850,576 and incurred a loss of $777,316 for the year ended June 30, 2007. The Company plans to obtain additional financing through the sale of publicly traded stock, limited liability company member units of its subsidiaries and/or debt financing. There is no assurance these efforts will be successful. The financial statements do not include any adjustments relating to the recoverability and classifications of reported asset amounts or the amounts of liabilities that might result from the outcome of that uncertainty.

Principles of Consolidation

The accompanying consolidated financial statements, as presented herein, are prepared on the accrual basis of accounting under the principles of consolidation consisting of the accounts of the Company and its subsidiaries.

As of June 30, 2007, the Company's subsidiaries and the related equity ownership are as follows:

Historic Discoveries, Inc.

Historic Discoveries is a wholly-owned subsidiary of the Company. Historic Discoveries has two wholly-owned subsidiaries, Artifact Recovery & Conservation, Inc. ("ARC") and Sea Research, Inc. ("SRI").

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

__________________________________________________________________________________________________

Artifact Recovery & Conservation, Inc.

ARC is the managing member of Fantome Cove Treasure Trove 150, LLC, of which it owns a 97.05% equity interest. ARC is also the managing member of Interspace Exploration, LLC, of which it owns a 74% equity interest.

As of June 30, 2007, the minority interest in Fantome Cove Treasure Trove 150, LLC and Interspace Exploration, LLC is $803,530.

Sovereign Exploration Associates International of Spain, Inc.

Sovereign Exploration Associates International of Spain, Inc. ("SEAI - Spain"), a wholly-owned subsidiary of the Company, was acquired in November 2005 from unrelated parties in exchange for $800,000 of convertible debentures. The debentures were due on November 15, 2006, with accrued interest at a rate of 6% per annum. The Company may, at any time prior to November 15, 2006, convert the principal amount of the debentures into common stock of the Company at the average closing price of the Company's common stock for the ten business days prior to the conversion date. The debenture holders may, at any time after November 15, 2006, convert the principal amount of the debenture into common stock of the Company at the average closing price of the Company's common stock for the ten business days prior to the conversion date. SEAI - Spain has secured the finder's rights to four shipwrecks in Spain with potential historic and intrinsic value. Effective November 15, 2006, the Company converted the debentures into 848,000 (including accrued interest of $48,000) common shares of the Company at a price of $1.00 per share.

Lavelle Holdings, Inc.

On June 11, 2007, the Company acquired 100% of the common stock of the Lavelle Holdings, Inc., a company based in Texas, for consideration of $300,000 cash at closing plus a cash amount equal to five (5) times the net profit of Lavelle Holdings, Inc. for a one (1) year period beginning on or the date that is six (6) months after the closing date. This amount will be paid in cash and/or stock on or before nineteen (19) months following the closing date. Management is unable to determine the amount of this contingent liability as of the balance sheet date of June 30, 2007. If the Company becomes insolvent during the nineteen (19) months following the closing date, the selling shareholders have the right of refusal to repurchase the purchased stock from the Company. In consideration for certain rights to purchase common stock of Lavelle Holdings, Inc. the Company paid $225,000, in cash, to the rights holders at closing. The total cash paid for this acquisition at closing on June 11, 2007 was $525,000. Lavelle Holdings, Inc. is a wholly-owned subsidiary of the Company.

LeChameau Explorations Limited

On June 13, 2007, the Company acquired 100% of the issued and outstanding capital stock of LeChameau Explorations Limited, a company based in Nova Scotia, for total consideration of USD $274,009. The payment for the stock is in the form of a note agreement, which is collateralized by the common stock of the Company. The note is due June 13, 2008. If the Company defaults, the note is convertible to the Company's common stock at a rate of 1.25 times the outstanding liability as of its due date valued at the ten day average of the stock price prior to the conversion date. Under this acquisition, the Company now owns twenty-five licenses under the Nova Scotia Treasure Trove Act. LeChameau Explorations Limited is a wholly-owned subsidiary of the Company.

Investments

The Company accounts for investments, where the Company holds from 20% up to 50%, in the common stock, or membership interest, of an entity, using the equity method.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

__________________________________________________________________________________________________

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

Gulf Coast Records, LLC

The investment (a 49% minority interest) and note receivable in Gulf Coast Records, LLC was acquired as part of the Exchange Agreement dated October 17, 2005. In the year ended June 30, 2006, while reporting under the 1940 Act as a business development company, the Board of Directors agreed with management's assessment to write this investment down to zero based on the information received from the management of Gulf Coast Records, LLC. For the year ended June 30, 2007, the investment in and note receivable to Gulf Coast are being carried at a zero value, which is the lower of cost or market.

Reds Caribbean

The investment (a 30% minority interest) in Reds Caribbean was acquired in the stock purchase agreement with the shareholders of Lavelle Holdings, Inc. on June 11, 2007. As of June 30, 2007, the Company is recording this newly acquired investment at its cost of $51,962. The Company owns a 30% equity interest in Reds Caribbean and the net asset value of the 30% equity interest is $0.

Revenue Recognition

The Company recognizes revenue using the accrual method of accounting wherein revenue is recognized when earned and expenses and costs are recognized when incurred.

Allowance for Bad Debts

As of June 30, 2007, the allowance for bad debts was $0. Management of the Company reviews the billing and collection activity on a yearly basis and provides for an allowance for bad debts based on its expectations for cash collections. The $323,493 in accounts receivable and the allowance for bad debts of $0 were all for Lavelle Holdings, Inc., a wholly-owned subsidiary of the Company.

Economic Dependence

The Company's wholly-owned subsidiary, Lavelle Holdings, Inc, which was acquired by the Company in June 2007, has economic dependence for its revenue on less than ten (10) customers and they have less than ten (10) vendors with whom they conduct their business.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued payroll and other expenses, the carrying amounts approximate fair value due to their short maturities. The amount shown for notes payable also approximates fair value because the current interest rates offered to the Company for debt of similar maturities are substantially the same.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

__________________________________________________________________________________________________

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

Cash and Cash Equivalents

For the purpose of the Consolidated Statement of Cash Flows, the Company considers cash equivalents to be all highly liquid securities with an original maturity date of three months or less.

Advertising costs

For the year ended, the Company did not incur any advertising costs.

Segments

The Company operates as one segment as defined by the Statement of Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information.

Foreign Currency Translation

The accompanying consolidated financial statements are stated in United States Dollars (USD).

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. Additionally, in May 2007, the FASB published FASB Staff Position No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48" ("FSP FIN 48-1"). FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon the initial adoption of FIN 48. The Company does not expect the adoption of FIN 48 to have an effect on its financial statements.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 ("FAS 157"), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to FAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair Value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

__________________________________________________________________________________________________

FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 157 to have an effect on its financial statements.

NOTE 3 FIXED ASSETS

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

NOTE 4 CAPITALIZED COSTS

As of June 30, 2007, the Company accounted for its ocean exploration and archaeologically sensitive recoveries of artifacts, treasure trove and/or cargo from shipwrecks costs incurred to-date as capitalized costs.

NOTE 5 STOCK ISSUED FOR SERVICES

During the year ended June 30, 2007, the Company issued 735,000 shares of common stock for services rendered on behalf of the Company. The value of the stock issued for services rendered for the year ended June 30, 2007 was $376,200.

NOTE 6 INCOME TAXES

Pursuant to the Exchange Agreement dated October 17, 2005, substantial ownership of the Company was transferred and according to provisions of the Internal Revenue Code, this transaction eliminated all of the loss carryforwards for federal income tax purposes starting with fiscal year that ended June 30, 2006.

The Company has approximately $777,316 in gross deferred tax assets at June 30, 2007, resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. As of June 30, 2007, the Company has federal net operating loss carry forwards of approximately $777,316 available to offset future taxable income through 2027.

For the year ended June 30, 2007, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	34%
State taxes - net of federal benefits	5%
Valuation allowance	39%

Income tax rate - net	0%

Net change in valuation was $303,153

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

__________________________________________________________________________________________________

NOTE 7 LEASE ARRANGEMENTS

The Company maintains shared office space in Pennsylvania and Florida with unrelated companies controlled by certain officers of the Company. The Company shares office space with these companies at no cost. Rent expense for the year ended June 30, 2007 was $0

NOTE 8 DEBENTURES PAYABLE
5.25% convertible debenture to a company dated June 29, 2005 with an initial principal balance of $40,000 due no later than June 29, 2008; outstanding
principal and interest. This convertible debenture is currently in dispute.	$ 99,174

Total notes payable, current	$ 99,174

For the year ended June 30, 2007, the Company incurred interest expense on this convertible debenture of $7,263. This convertible debenture was incurred prior to October 2005 by prior management and continues to be in dispute because of issues related to the conversion rates.

During the year ended June 30, 2007, the Company issued 95,851 shares of common stock at a per share price of $.36 in the settlement of a convertible note payable with a balance including principal and accrued interest of $34,506.

NOTE 9 AGREEMENTS

Prior to the Exchange Agreement of October 17, 2005, there is a Revenue Agreement as outlined in Exhibit B of the Exchange Agreement, that requires 20% revenue participation payable to the original owners of the permits from the net recovery of the shipwrecks for the permits that have been assigned to the subsidiaries of one of the Company's subsidiaries, Historic Discoveries, Inc. The 20% revenue participation allows Historic Discoveries, Inc. to defer permit transfer fees and align site permit cost with revenue generation, eliminating the exposure associated with sites that do not produce a material number of artifacts. Historic Discoveries, Inc. is only required to pay the 20% revenue participation when sites produce net revenue. The 20% revenue participation also provides Historic Discoveries, Inc. the right of first refusal on future sites, creating a mechanism for Historic Discoveries, Inc. and its operating companies to build site inventory while deferring the associated cost and reducing financial risk. The Revenue Agreement with the original owners was executed prior to October 17, 2005. The original owners of these permits are the beneficial owners of the controlling interest in the stock received in the Exchange Agreement. Additionally, officers and directors of the Company hold certain executive positions in Historic Discoveries, Inc. and its subsidiaries. The Company and Historic Discoveries had agreed to distribute 20% of the net profits arising out of the exploitation of permits, licenses, finder fees rights, contracts and other rights (collectively, "permits") held by ARC to its former corporate parent, Sovereign Marine Explorations, Inc. ("SME"), and to distribute 20% of the net profits arising out of the exploitation of permits held by SRI to its former corporate parent, Sea Hunt, Inc. ("Sea Hunt").

On May 19, 2007, the Company issued 10,000,000 shares of Convertible Preferred Stock in exchange for this 20% net profits participation agreement. The stock carries a 4 to1 conversion feature which allows the holders to convert into 40,000,000 common shares of the Company.

The Fantome project (Fantome Cove Treasure Trove License 150, LLC. a subsidiary of ARC) sold a 2.06% equity interest for a capital investment of $411,530, and the LeChameau project (Interspace Explorations, LLC, a subsidiary of ARC) sold a 26.0% ownership interest and 40% profit participation interest for $392,000. Total minority interest in these two entities is $803,530.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

__________________________________________________________________________________________________

NOTE 10 SETTLEMENT AGREEMENT AND GENERAL RELEASE

Effective June 30, 2006, the Company entered into a Settlement Agreement and General Release (the "Settlement Agreement") with Former Management, KMA Capital Partners, Inc., and CF Holdings, LLC (collectively, the "Settlement Agreement Parties") in order to reach a comprehensive resolution of their disputes. The Settlement Agreement provides that the Settlement Agreement Parties release all claims that they may have against the Company, its parents, subsidiaries, affiliates, predecessors, successors, assigns, partners, agents, representatives, and attorneys (collectively, "affiliated parties") and that the Company releases all claims it may have against the Settlement Agreement Parties and their respective affiliated parties. On December 26, 2006, 910,000 common shares were issued pursuant to the Settlement Agreement effective June 30, 2006. These 910,000 common shares are subject to a Leak-Out Agreement and are restricted under Rule 144.

NOTE 11 SHAREHOLDERS' EQUITY AND ISSUANCE OF STOCK

As of June 30, 2007, the authorized capital of the Company was 250,000,000 shares of common stock (with voting rights), par value $.001.

For the year ended June 30, 2007, the Company issued the following common shares:

*Issuance of common shares - settlement - prior management	910,000	(1)
*Conversion of convertible debt - acquisition of SEAI - Spain	848,000
*Conversion of convertible debt - private individual	95,851
*Issuance of common shares - Rule 506 - Regulation D	700,000	(2)
*Issuance of common shares - Rule 144 - Regulation D	350,000
*Issuance of common shares - Services - S-8	735,000

Total common shares issued were 3,638,851; (1) Subject to a leak-out agreement; (2) $175,000 cash was received for the issuance of common stock

NOTE 12 CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash. As of June 30, 2007, the Company maintains its cash accounts with financial institutions located in Pennsylvania, Florida, Texas and Nova Scotia. The Federal Deposit Insurance Corporation (FDIC) guarantees the Company's deposits in US-based financial institutions up to $100,000.

The Company's deposits with financial institutions that exceeded federally insured guarantees amounted to $257,186 as of June 30, 2007. Historically, the Company has not experienced any losses on its deposits in excess of federally insured guarantees.

As of June 30, 2007, the Company accounts for its investment in Gulf Coast Records, LLC on the equity method of accounting. The amount of $832,849 was offset by an allowance to reduce the market value of this note and investment to zero from Gulf Coast Records as of June 30, 2006. Current management is reviewing its options regarding this company and whether it wants to maintain its position or divest its holdings in the future, while actively negotiating with the management of Gulf Coast Records, LLC regarding the recovery of the Company's investment. Prior to June 30, 2006, the Company received information from the management of Gulf Coast Records, LLC that has caused the Company to reduce the fair market value to zero.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

__________________________________________________________________________________________________

NOTE 13 NOTES PAYABLE

On June 4, 2007, the Company received $1,000,000 cash under a promissory note. Under the terms of the note, Company is obligated to pay the note in one payment of all outstanding principal plus all accrued unpaid interest on or before the six month anniversary of the closing date unless the holders agree to extend the note, in which case the note shall become a demand note, payable upon demand or at such later date as specified by holders to Company in writing, in holders sole discretion. The Company's stock is the collateral that supports this note. Unless otherwise agreed or required by applicable law, payments will be applied first to any accrued unpaid interest; then to principal; then to any late charges; and then to any unpaid collection costs. The annual interest rate for this Note is computed on a 365 days per year basis. Company will pay Holders at Holders address or at such other place as Holders may designate in writing. The interest rate on this Note is six percent (6%) per annum calculated on the principal amount of the Note then outstanding. Company may make a prepayment, in whole or in part, of this Note without the prior consent of Holders with no prepayment penalty. At the maturity date of the note, the holders shall be entitled to purchase 250,000 shares of common stock of the Company at a price of $.20 per share. The holders will also be entitled to purchase an additional 250,000 shares of common stock of the Company at the closing price of the Company stock as reported on the OTCBB on the closing date and, in addition, these shares must be exercised within one year from the closing date. As of June 30, 2007, the value of this option to purchase common stock of the Company was $12,500. The closing price of the common stock on June 30, 2007 was $.69 and on June 4, 2007 it was $.64

NOTE 14 RELATED PARTY TRANSACTIONS

ACCRUED PAYROLL AND EXPENSES; DUE TO RELATED PARTIES

The officers of the Company agreed to write-down their accrued and unpaid salaries and reimbursable expenses to zero for the year ended June 30, 2007 in the amount of $446,403. As of June 30, 2007, the due to related parties on the balance sheet includes the accrued and unpaid salaries and reimbursable expenses incurred through June 30, 2006.

OFFICERS AND DIRECTORS OF THE COMPANY

Certain officers and directors of the Company hold certain executive positions in Historic Discoveries, Inc., Sea Research, Inc. and their respective subsidiaries.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

__________________________________________________________________________________________________

NOTE 15 RELATED PARTY NOTES PAYABLE

As of June 30, 2007, the related party notes payable were as follows:
Demand note payable of $350,000 plus accrued interest
at 6% per annum for the purchase of the original
permits	$ 408,240

Term Note payable of $274,009 due June 13, 2008 plus
at 6% per annum for the acquisition of LeChameau
LeChameau Explorations Limited - June 13, 2007	275,836

Demand Note payable of $250,000 plus accrued interest
at 6% per annum for the balance of the Fantome
Cove Project	259,329

Demand Note payable of $500,000 plus accrued interest
of $3,444 per month as a direct pass through from
Nova Savings Bank - July 10, 2006	541,328

Term Note payable of $160,000 due on November 15, 2007
plus accrued interest of the lesser of 0.9% or the legal
rate under Texas law - November 15, 2006	161,440

Term Note payable of $600,000 due on November 15, 2007
plus accrued interest of the lesser of 0.9% or the legal
rate under Texas law - November 15, 2006	671,111

Demand note payable - advances to Sea Research, Inc.	574,355

Demand note payable - advances to Sovereign Exploration
Associates International, Inc.	81,720

Demand note payable - advances to Interspace
Explorations Limited plus accrued interest at 6% per
annum.	486,000

Total related party notes payable - all current	$ 3,459,359

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

__________________________________________________________________________________________________

NOTE 16 LEGAL PROCEEDINGS

On June 30, 2006, the Company entered into a Settlement Agreement and General Release ("Settlement Agreement") among members of the Company's former management and their affiliates, James E. Jenkins, Charles Gianetto, KMA Capital Partners Ltd., KMA Capital Partners, Inc. and CF Holdings, LLC (collectively, the "Former Management Parties"). The purpose of the Settlement Agreement was to reach a comprehensive resolution to the disputes between the Company and the Former Management Parties, in particular an arbitration demand filed by KMA Capital Partners, Ltd. on or about December 29, 2005 (American Arbitration Association Case No.: 33-180-00463-05) relating to an Exchange Agreement dated October 17, 2005. The Settlement Agreement provides that the Former Management Parties release all claims that they may have against the Company, its parents, subsidiaries, affiliates, predecessors, successors, assigns, partners, agents, representatives and attorneys (collectively, "affiliated parties") and that the Company releases all claims it may have against the Former Management Parties.

In a matter related to KMA Capital Partners Ltd, James Jenkins and Charles Gianetto, filed as KMA Capital Partners Ltd., v. Sovereign Exploration Association, Inc., et al, in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, the Company claims that KMA Capital Partners Ltd, James Jenkins and Charles Gianetto are in breach of a "Leak Out Agreement", which restricts the number of shares of the Company's common stock, traded as SVXA.OB, they are allowed to sell or transfer. As of June 30, 2007, the court entered an Order which limits Mr. Jenkins and Mr. Gianetto to selling no more than 2,000 shares of the Company's common stock per trading day. As of June 30, 2007, there is no liability under this matter that requires the establishment of a liability within the accompanying consolidated financial statements.

The Company is one of several defendants in a law suit, Patricia A. Mullican v. Sovereign Exploration Associates International, Inc., et al in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida. The plaintiff in this case is seeking damages for the alleged failure to pay two (2) debentures issued by TS&B Holdings to Mr. Mullican (one for $150,000 and the other for $250,000) as well as an unpaid promissory note for $50,000 plus accrued interest on the debentures and the promissory note along with attorney fees. TS&B Holdings, Inc. subsequently became Cali Holdings, Inc., which was acquired by the Company in October 2005. It is the Company's position that these debts are not its responsibility, to the extent that neither the debentures nor promissory notes were disclosed at the time Cali Holdings, Inc. was acquired by the Company. There are numerous defenses which the Company will be relying upon to support its legal position that these obligations are not its responsibility. As of June 30, 2007, the accompanying consolidated financial statements do not provide for any liability in the event that the Company is deemed responsible in this case.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A Controls and Procedures

CEO and CFO Certifications

As of the end of the year covered by this annual report, the Company carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer ("the Certifying Officers"), an evaluation of the effectiveness of our "disclosure controls and procedures." The certifications of the CEO and the CFO required by Rules 13a-14(a) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Certifications") are filed as exhibits to this report.

This section of this report contains information concerning the evaluation of our "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) ("Disclosure Controls") and changes to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) ("Internal Controls") referred to in the Certifications and should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls

The Company maintains controls and procedures designed to ensure that they are able to collect the information that is required to be disclosed in the reports they file with the Securities and Exchange Commission (the "SEC") and to process, summarize and disclose this information within the time period specified in the rules of the SEC. The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing, maintaining and enhancing these procedures. The officers are also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

Based on management's evaluation (with participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, the principal executive officer and principal financial officer concluded that no deficiencies were identified in the Company's internal controls over financial reporting which constituted a "material weakness." Accordingly, management concluded that the Company's disclosure controls and procedures were effective.

Limitations on the Effectiveness of Controls

The Company's management does not expect that their disclosure controls or their internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Changes in Internal Controls

The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to permit preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP"). It is the responsibility of Company's management to establish and maintain adequate internal control over financial reporting.

Item 8A (T). Controls and Procedures

Not applicable

Item 8B. Other Information.

Not applicable.

PART III

Item 9. Directors and Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16 (A) of the Exchange Act

Officers and Directors
Name, Age and Address	Position and Length	Principal Occupation and	Other
	Business Experience	Directorships
Robert D. Baca	President, CEO and	President and CEO of
(51)	Director since October	Sovereign Exploration
503 Washington Avenue,	2005	Associates International,
Suite 2D		Inc. (2005-present);
Newtown, PA 18940		Chief Financial Officer of
Sovereign Marine Exploration, Inc.
(2004-present); President
of Monarch Group (consulting)
(2001-present); President
of Premier Neurodiagnostics,
LLC (mobile EMG (neurology services)
(2004 - Present) Chief Financial Officer of
Artifact Recovery and Conservation, Inc. (marine
exploration) (2005-present);
President of Clinical Strategy
Partners, LLC (subject recruiting)
(2005-2006); President of Monarch
Clinical Strategies (subject recruiting)
(2004-2005)

John J. Barr	Director since October	Attorney, Palmer & Barr, PC.
(50)	2005	(1989 - Present)
503 Washington Avenue,
Suite 2D
Newtown, PA 18940

James J. Cavan	Vice President since	Director of Research of
(41)	October 2005	Drexel University College
503 Washington Avenue,		Associates International,
Suite 2D of Medicine		(2003-2005);
Newtown, PA 18940		Associate Director and
Director of Research
Office, University of
Medicine and Dentistry of
New Jersey (2003)

Kevin J. Conner	Director	Managing Director,
(45)	since October 2005	Conner & Associates, PC
503 Washington Avenue,		(CPA firm) 1992 - Present
Suite 2D		General Partner,
Newtown, PA 18940		Westrock Partners
(Private Investment Firm)
(1994 - Present)

Donald G. Conrad	Director	Retired.
(77)	since October 2005	Chevy Chase Bank, F.S.B.
503 Washington Avenue,
Suite2D
Newtown, PA 18940

Barry Gross Senior	Vice President Senior	Vice President-Project
(56)	and Secretary	since President-Project Operations
503 Washington Avenue	October 2005	of Sovereign
Suite 2D		Exploration (2005-present);
Newtown, PA 18940		Northeast Regional Manager
of Taut, Inc. (laparoscopic
medical device manufacturer)
(2001- present)

Peter Knollenberg	Chairman and Director
(57)	since October 2005
503 Washington Avenue,
Suite 2D
Newtown, PA 18940

Curtis R. Sprouse	Chief Operating Officer	President and CEO of Boston
(42)	since October 2005	Market Strategies, Inc.
503 Washington Avenue		(consulting)
Suite 2D		(1993-present); President
Newtown, PA 18940		and CEO of iBall, Inc.
(software consulting)
(2003-present); Chief
Operating Officer of
Sovereign Exploration
(2005-present); Chief
Operating Officer of
Sovereign Marine
Exploration, Inc. (2005-present);
Chief Operating Officer of
Artifact Recovery and Conservation (marine
exploration) (2005-present); Vice
President of Clinical Strategy Partners
(2005-2006); Vice President
of Research Clinical
Strategies (subject
recruiting) (2004-2005)

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities pursuant to section 12, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

The Company's securities are not registered under Section 12 of the Securities Exchange Act of 1934 and, therefore, the Company's directors, officers and beneficial owners of more than ten percent of the Company's outstanding Common Stock are not required to file Forms 3, 4 and 5 with the SEC.

Code of Ethics

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

Audit, Nominating and Compensation Committees

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

Item 10. Executive Compensation.

The following table discloses compensation received for each of the three fiscal years ended June 30, 2007 and June 30, 2006 by (i) the Company's Chief Executive Officer and (ii) the other highly compensated executive officers.

Name and principal position	Fiscal year	Salary ($)	Bonus ($)	Other Annual
				Compensation
Robert D. Baca, President and CEO	2007	$ 0	$ 0	$ 0
	2006	$185,000	$ 0	$ 0
Curtis R. Sprouse,	2007	$ 0	$ 0	$ 0
Chief Operating Officer	2006	$185,000	$ 0	$ 0
James Cavan, Vice President	2007	.$ 0	$ 0	$ 0
	2006	$150,000	$ 0	$ 0

Employment Agreements

None

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 17, 2007 the beneficial ownership of the Company's Common Stock (i) by any person or group known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) each Director and executive officer, and (iii) by all Directors and officers as a group.
Name and Address (1)	Number		Percent
	of Shares		of Outstanding
Robert D. Baca
President, Chief Executive
Office and Director	11,909,790	(2)	35.2%

Barry Gross
Vice President and Secretary.	11,822,582	(3)	34.9%

Peter Knollenberg
Chairman of the Board	11,860,238	(4)	35.0%

Curtis R. Sprouse
Chief Operating Officer	11,824,725	(5)	34.9%

Robert McKinnon
Vice - President	11,791,368	(6)	34.9%

Martin Thorp
Chief Financial Officer and Director	100,000		*

Donald G. Conrad
Director	240,000		*

Kevin J. Conner
Director	174,800		*

John J. Barr
Director	20,000		*

James Caven
Vice President	7,242		*

Robert Holloway
Vice - President			*

All Executive Officers
and Directors as a Group	24,357,067	(7)	71.9%

Sea Hunt, Inc.
120 Alpine Road
West Palm Beach, FL 33405	11,791,368		34.8%

Sovereign Marine Explorations, Inc.
503 Washington Avenue, Suite 2D
Newtown, PA 18940	11,791,368	34.8%

* - Denotes less than 1% of the outstanding common shares on September 17, 2007

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

  Includes 11,791,368 shares that may be beneficially owned by directors and officers of SME, each of whom disclaims beneficial ownership of such shares.

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

Item 12. Certain Relationships and Related Transactions

Certain officers and directors of the Company hold certain executive positions in Historic Discoveries, Inc., Sea Research, Inc. and their respective subsidiaries. The Company maintains shared office space in Pennsylvania and Florida with unrelated companies controlled by certain officers of the Company. The Company shares office space with these companies at no cost.

The Company on October 5, 2005, while under prior management, issued 800,000 (split-adjusted) shares of Common Stock to KMA Capital Partners Ltd. ("KMA"), which at that time was a portfolio company of the Company and contractually provided consulting services to the Company. Current management has been unable to confirm that the Company received any consideration for these shares.

Immediately prior to and in connection with the entry into the Exchange Agreement, the Company disposed of substantially all of its assets. The Company sold nine Limited Partnership Units in KMA to Kairos Holdings, Inc. for a total consideration of $10, and it sold its interests in six portfolio companies, its brokerage account at NevWest, three notebook computers, furniture and fixtures, and office and computer equipment to KMA Capital Partners Ltd. Inc. of Texas for a total consideration of $10. The Company realized losses of $2,525,274 on these divestitures. The Company does not have sufficient information to determine the value of the assets sold or the validity of the transactions, nor does it have any information on the relationship, if any, that KMA or prior management may have had with the purchasers.

The Company has sought further information on these transactions from the purchasers and prior management, but its efforts to date have been unsuccessful. The Company retained its interest in one portfolio company, Gold Coast Records, LLC, which the Company currently carries at a fair value of zero, as well as prepaid legal fees and security deposits of $7,375, also subsequently written down to zero.

The Company on October 17, 2005, entered into an Exchange Agreement with Sovereign Exploration Associates International, Inc., a Pennsylvania Company now known as Historic Discoveries, Inc. ("Historic Discoveries"). The Exchange Agreement provided that Historic Discoveries would contribute 100% of its capital stock to the Company in exchange for 90% of the capital stock of the Company. As a result, the former shareholders of Historic Discoveries gained a controlling interest in the Company. In addition, all of the Directors of The Company resigned and new Directors took office. Historic Discoveries intended, by entering into the transaction, to improve its ability to raise funds for its marine recovery and explorations business in the capital markets. For accounting purposes, the Board of Directors of the Company determined that, in the absence of more reliable evidence as to its value, Historic Discoveries should be valued at its historical cost, which was subsequently determined to be $1,161,410 on that date.

In connection with the contribution of ARC and SRI to the Company's wholly-owned subsidiary Historic Discoveries, the Company and Historic Discoveries agreed to distribute 20% of the net profits arising out of the exploitation of permits, licenses, finder fees rights, contracts and other rights (collectively, "permits") held by ARC to its former corporate parent, Sovereign Marine Explorations, Inc. ("SME"), and to distribute 20% of the net profits arising out of the exploitation of permits held by SRI to its former Corporate parent, Sea Hunt, Inc. ("Sea Hunt"). The agreement continued a pre-existing arrangement among Historic Discoveries, SME, and Sea Hunt. On May 19, 2007, the Company issued 10,000,000 shares of Convertible Preferred Stock in exchange for this 20% net profits participation agreement. The stock carries a 4 to1 conversion feature into 40,000,000 common shares of the Company.

The Exchange Agreement provided that at a future point, but in no event later than April 1, 2006, the Company would conduct a reverse stock split, following which Historic Discoveries would have 90% ownership of the Company. The reverse stock split and issuance of shares to the former shareholders of Historic Discoveries were affected on January 17, 2006. The Company issued 11,791,368 shares to Sea Hunt and 11,791,368 shares to SME. Peter Knollenberg, the Chairman of the Company, is the president and sole Shareholder of Sea Hunt, and Robert D. Baca, the President and Chief Executive Officer of the Company, is the chief financial officer and a director of SME. The Company on January 17, 2006, also canceled all outstanding shares of preferred stock. All holders of outstanding preferred stock were parties to the Settlement Agreement discussed below and have no further claims with respect to their holdings of preferred stock.

Prior to the Change in Control, the Company was a party to executive management contracts with James E. Jenkins, its President and Chief Executive Officer, and Charles Giannetto, its Secretary and General Counsel. In addition, the Company was a party to a consulting contract with KMA, pursuant to which KMA provided it with consulting services. In consideration of the termination of the executive management contracts and the consulting contract, Historic Discoveries agreed to pay to Mr. Jenkins, Mr. Giannetto, and KMA an aggregate of $600,000 and to provide them with 5% of the Company's Common Stock. Sea Hunt paid Mr. Jenkins, Mr. Giannetto, and KMA $300,000 at the closing of the Exchange Agreement. As noted above, Sea Hunt holds 45% of the outstanding Common Stock, and its president and sole shareholder, Mr. Knollenberg, is the Chairman of the Company. In addition, Venture Planning Inc., another Company controlled by Mr. Knollenberg provided Mr. Jenkins, Mr. Giannetto, and KMA with, and subsequently paid a note for the remaining $300,000. Because the underlying obligations to Mr. Jenkins, Mr. Giannetto, and KMA were obligations of the Company, the Company has booked a note payable of $600,000, which remains outstanding, to Sea Hunt and Venture Planning Inc. in consideration of their payment of these amounts.

Following the Change in Control, certain disputes arose between the Company and Mr. Jenkins, Mr. Giannetto and KMA. As a result of these disputes, the Company did not issue any Common Stock to Mr. Jenkins, Mr. Giannetto, or KMA, and they commenced an arbitration proceeding against the Company. The Company and Mr. Jenkins, Mr. Giannetto, KMA, KMA Capital Partners, Inc., and CF Holdings, LLC (collectively, the "Former Management Parties") on June 30, 2006, entered into a Settlement Agreement and General Release (the "Settlement Agreement") in order to reach a comprehensive resolution of their disputes.

The Settlement Agreement provides that the Former Management Parties release all claims that they may have against the Company, its parents, subsidiaries, affiliates, predecessors, successors, assigns, partners, agents, representatives, and attorneys (collectively, "affiliated parties") and that the Company releases all claims it may have against the Former Management Parties and their respective affiliated parties. The Settlement Agreement also provides that the Company will issue 303,333 shares of Common Stock to KMA Capital Partners, Inc. (the successor by merger to KMA), 303,333 shares of Common Stock to Mr. Jenkins, and 303,334 shares of Common Stock to Mr. Giannetto.

In a matter related to KMA Capital Partners Ltd, James Jenkins and Charles Gianetto, filed as KMA Capital Partners Ltd., v. Sovereign Exploration Association, Inc., et al, in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, the Company claims that KMA Capital Partners Ltd, James Jenkins and Charles Gianetto are in breach of a "Leak Out Agreement", which restricts the number of shares of the Company's common stock, traded as SVXA.OB, they are allowed to sell or transfer. As of June 30, 2006, the court entered an Order which limits Mr. Jenkins and Mr. Gianetto to selling no more than 2,000 shares of the Company's common stock per trading day. As of June 30, 2007, there is no liability under this matter that requires the establishment of a liability within the accompanying consolidated financial statements.

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

Item 13 Exhibits

(a) The following exhibits are incorporated as part of this 10KSB annual report:

3(i) Articles of Incorporation, as Amended

3(ii) By-Laws

10.1 Exchange Agreement

10.2 Settlement Agreement

10.3 Stock Purchase Agreements - Lavelle Holdings, Inc.

10.4 Stock Purchase Agreement - LeChameau Explorations Limited

21 Subsidiaries of Registrant

31.1 Section 302 CEO and CFO Certification

32.1 Section 906 CEO and CFO Certification

Item 14. Principal Accounting Fees and Services.

FEES PAID TO THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

During the fiscal year ended June 30, 2007, professional audit services were performed for the Company by Baumann, Raymondo & Company, P.A., the Company's independent registered public accounting firm. During the fiscal year ended June 30, 2007 professional tax services were performed by Conner & Associates, PC, certified public accountants. Set forth below is information relating to the aggregate fees billed by Baumann Raymondo and Conner & Associates for professional services rendered. All fees and services were approved by the Board before the respective firms were engaged.

Audit Fees. The aggregate fees billed, or to be billed, for the audit of the Company annual financial statements, review of the financial statements included in the Company's Form 10-QSB filings, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements were $59,312 for fiscal year ended June 30, 2007, respectively.

Audit-Related Fees. During fiscal year 2007, Baumann Raymondo did not perform any services for assurance or related services on behalf of the Company that were reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" during the fiscal year ended June 30, 2007.

Tax Fees. The aggregate fees billed, or to be billed, by Conner & Associates, PC for professional services related to the preparation of the consolidated tax returns and other tax compliance services were $18,200 during the fiscal year ended June 30, 2007.

All Other Fees.

Not applicable.

PRE-APPROVAL POLICY FOR SERVICES BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors has implemented procedures for the pre-approval of all engagements of the Company's independent registered public accounting firm for both audit and permissible non-audit services, including the fees and terms of each engagement. The Board annually meets with the independent registered public accounting firm and reviews and pre-approves all audit-related services prior to the commencement of the audit engagement. For permissible non-audit services, the Board has delegated pre-approval authority to Kevin J. Conner, the audit committee financial expert wherein Mr. Conner reviews the nature and terms of any proposed engagement of the independent registered public accounting firm. Mr. Conner will discuss the matter with management and, as necessary, with the independent registered public accounting firm, prior to making any determination to approve or reject any such engagement. Any approvals of non-audit services are then reported by Mr. Conner at the next Board meeting for approval by the Board.

SIGNATURES

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC

October 11, 2007                                             By: /s/ Robert D. Baca
Date                                                                 Robert D. Baca
                                                                        President and Chief Executive Officer

October 11, 2007                                             By: /s/ Martin Thorp
Date                                                                 Martin Thorp
                                                                        Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

The Company has not sent any annual report to security holders covering the Company's last fiscal year. The Company mailed proxy solicitation materials to its shareholders on or about September 8, 2006, in connection with a special meeting of shareholders held September 20, 2006. The Company voluntarily filed its definitive proxy statement on Schedule 14A on September 8, 2006.