Form 10QSB
period 2007-09-30
Sovereign Exploration Associates International, Inc.
filed 2007-11-13
CIK 1019852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 333-229903

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Utah	30-0123229
(State or other jurisdiction of incorporation )	(IRS Employer Identification No.)

503 Washington Avenue, Suite 2d, Newtown, Pennsylvania 18940

(Address and Zip Code of Principal Executive Offices)

Registrant's Telephone Number: (781) 216-7512

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report) N/A

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                        [ ] Yes [X] No

As of November 12, 2007 there are 29,222,017 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check One):

[ ] Yes  [X] No

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

Table of Contents

September 30, 2007

__________________________________________________________________________________________

 PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

F-1

Item 2.  Management's Discussion and Analysis or Plan of Operation

2

Item 3.  Controls and Procedures

5

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

6

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

7

Item 3.  Defaults Upon Senior Securities

7

Item 4.  Submission of Matters to a Vote of Security Holders

7

Item 5.  Other Information

7

Item 6.  Exhibits

7

SIGNATURES

7

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
September 30, 2007
(Unaudited)

Assets
Current assets
Cash and cash equivalents	$42,819
Accounts receivable	278,011
Total current assets	320,830

Other assets
Capitalized costs and permits	4,294,741
Research vessel	125,000
Equipment, net of depreciation of $3,337	13,346
Investments, net of allowance of $173,868	51,962
Notes receivable, net of allowance of $832,849	-
Total other assets	4,485,049

Total assets	$4,805,879

Liabilities and Shareholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$709,692
Related party notes payable	3,465,151
Due to related parties	1,133,342
Notes payable	1,119,391
Total current liabilities	6,427,576
Total liabilities	6,427,576

Commitments and contingencies	-

Shareholders' equity (deficit)
Preferred stock, Series A, $0 par value, 100,000,000 shares authorized;
10,000,000 issued and outstanding	-
Common stock, $.001 par value, 250,000,000,000 shares authorized;
29,942,017 issued and outstanding	29,942
Additional paid-in capital	19,130,745
Currency translation adjustment	(11,799)
Minority interest	(803,530)
Accumulated deficit	(19,967,055)
Total shareholders' equity (deficit)	(1,621,697)

Total liabilities and shareholders' equity (deficit)	$4,805,879

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
September 30, 2007
(Unaudited)

	For the three months ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)

Revenue	$205,664	$421,210

Cost of sales	131,060	252,248
Gross Profit	74,604	168,962

Operating expenses
Salaries and wages	50,090	122,554
General and administrative	83,430	105,837
Legal and professional fees	22,662	88,109
Total operating expenses	156,182	316,500

Income (loss) from operations	(81,578)	(147,538)

Other income (expenses)
Depreciation and amortization	(3,337)	-
Interest income	494	-
Interest expense	(32,058)	(14,342)
Total other (income) expense	(34,901)	(14,342)

Income (loss) before income taxes	(116,479)	(161,880)

Provision for income taxes	-	-

Net income (loss)	$(116,479)	$(161,880)

Net operating loss per common share
Basic	$(0.0042)	$(0.0062)
Diluted	$(0.0039)	$(0.0060)

Net loss per common share
Basic	$(0.0042)	$(0.0062)
Diluted	$(0.0039)	$(0.0060)

Weighted average of common shares outstanding
Basic	27,580,209	26,203,166
Diluted	30,132,628	27,113,166

Dividends declared per common share	$-	$-

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
September 30, 2007
(Unaudited)

	Series A				Additional	Currency
	Preferred Stock		Common Stock		paid-in	Translation	Minority	Accumulated
	Shares	Par Value	Shares	Par Value	capital	Adjustment	Interest	Deficit	Total

Balance,
June 30, 2007	10,000,000	$ -	29,842,017	$29,842	$19,100,845	$ -	$(803,530)	$(19,850,576)	$(1,523,419)

Issuance of common
stock under
Regulation S	-	-	100,000	100	29,900	-	-	-	30,000

Currency translation	-	-	-	-	-	(11,799)	-	-	(11,799)
adjustment

Net loss	-	-	-	-	-	-	-	(116,479)	(116,479)

Balance,
September 30, 2007	10,000,000	$ -	29,942,017	$ 29,942	$19,130,745	$ (11,799)	$(803,530)	$(19,967,055)	$(1,621,697)

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
September 30, 2007
(Unaudited)

	For the three months ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(116,479)	$(161,880)
Adjustments to reconcile net loss from operations to
net cash (used in) operating activities:
Depreciation and amortization	3,337
Stock issued for services	(30,000)	-
(Increase) decrease in:
Capitalized costs and permits	(312,035)	(326,182)
Accounts receivable	(45,482)	-
Increase (decrease) in:
Accounts payable and accrued expenses	122,209	335,486
Due to related parties	(104,384)	(20,073)
Net cash (used in) operating activities	(482,834)	(172,649)

Investing activities:
Purchase of equipment	(16,683)	-
Net cash (used in) investing activities	(16,683)	-

Financing activities:
Proceeds from related party notes payable	-	500,000
Payments on related party notes payable	-	(132,733)
Net cash provided by financing activities	-	367,267

Net (decrease) increase in cash and cash equivalents	(499,517)	194,618

Cash and cash equivalents, beginning of period	542,336	115,454

Cash and cash equivalents, end of period	$42,819	$310,072

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	-	-

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

__________________________________________________________________________________________________

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Sovereign Exploration Associates International, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2007 are not necessarily indicative of the results that are expected for the year ending June 30, 2008. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB for the year ended June 30, 2007.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred an accumulated deficit of $19,967,055 as of September 30, 2007. The Company’s subsidiaries have capitalized all of their ocean exploration and archaeologically sensitive recoveries of artifacts, treasure trove and/or cargo from shipwrecks costs to-date.  The Company plans to obtain additional financing through the sale of publicly traded stock, limited liability company member units of its subsidiaries and/or debt financing. There is no assurance these efforts will be successful. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classifications of reported asset amounts or the amounts of liabilities that might result from the outcome of this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements, as presented herein, are prepared on the accrual basis of accounting under the principles of consolidation consisting of the accounts of the Company and its subsidiaries.

As of September 30, 2007, the Company's subsidiaries and the related equity ownership are as follows:

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

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

__________________________________________________________________________________________________

Artifact Recovery & Conservation, Inc.

ARC holds licenses for some of the Company’s most promising sites. ARC has already recovered substantial artifacts from Le Chameau, a French ship lost off Cape Lorembec, Cape Breton Island, Nova Scotia, on August 27, 1725. The Chameau carried  extensive  ladings of  specie,  military  supplies,  trade  goods,  and commercially-consigned  freight,  as well as the  personal  effects  of  wealthy passengers. ARC submitted artifacts from the Chameau and other ships to the Nova Scotia government for artifact selection in 2005, and the selection process was completed in March 2006.

ARC has also conducted extensive exploratory efforts in Fantome Cove, near Prospect, Nova Scotia. The H.M.S. Fantome and accompanying ships are believed to have been lost in Fantome Cove on November 24, 1814. The Fantome is particularly historically significant, as it played a role in the War of 1812 and potentially could have been carrying plunder from the sacking of Washington, DC in August 1814. ARC's exploratory efforts have confirmed that it has located at least two historical shipwrecks, although it has not specifically confirmed that either wreck is that of the Fantome. During its most recent reconnaissance efforts in late summer, 2006, ARC identified two very large concretion fields, and its divers observed flatware, artifacts, ship fittings, and thousands of coins in the concretions.  Because Fantome Cove is in Canadian waters but may involve British ships and American plunder, any shipwrecks located in Fantome Cove may be subject to competing claims.  The United Kingdom has filed a formal notice on the H.M.S. Fantome that has caused a delay in the Company’s plans for a recovery in Fantome Cove.

ARC was notified on August 31, 2006, its application for a Class B recovery permit for the Fantome Cove treasure trove site has not been approved.  A Class B permit is required before ARC can make any substantial recoveries from the site. The Nova Scotia Department of Tourism, Culture & Heritage has recommended that ARC and Le Chameau Explorations Limited (a wholly-owned subsidiary of the Company), secure permission from the United Kingdom. The Company’s management and counsel believe that the admiralty and treaty laws governing the site will substantiate ARC's and Le Chameau Explorations Limited's Interest as license holder. As of September 30, 2007, the Company is arranging meetings with representatives from the United Kingdom and is waiting for Class B permit approval.

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

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

__________________________________________________________________________________________________

Lavelle Holdings, Inc.

On June 11, 2007, the Company acquired 100% of the common stock of the Lavelle Holdings, Inc., a company based in Texas, for consideration of $300,000 cash at closing plus a cash amount equal to five (5) times the net profit of Lavelle Holdings, Inc. for a one (1) year period beginning on or the date that is six (6) months after the closing date.  This amount will be paid in cash and/or stock on or before nineteen (19) months following the closing date.  Management is unable to determine the amount of this contingent liability as of the balance sheet date of September 30, 2007.  If the Company becomes insolvent during the nineteen (19) months following the closing date, the selling shareholders have the right of refusal to repurchase the purchased stock from the Company.

In consideration for certain rights to purchase common stock of Lavelle Holdings, Inc. the Company paid $225,000, in cash, to the rights holders, at closing.  The total cash paid for this acquisition at closing on June 11, 2007 was $525,000.  Lavelle Holdings, Inc. is a wholly-owned subsidiary of the Company.

LeChameau Explorations Limited

On June 13, 2007, the Company acquired 100% of the issued and outstanding capital stock of LeChameau Explorations Limited, a company based in Nova Scotia, for total consideration of USD $274,009.  The payment for the stock is in the form of a note agreement, which is collateralized by the common stock of the Company.  The note is due June 13, 2008.  If the Company defaults, the note is convertible to the Company’s common stock at a rate of 1.25 times the outstanding liability as of its due date valued at the ten day average of the stock price prior to the conversion date. Under this acquisition, the Company now owns twenty-five licenses under the Nova Scotia Treasure Trove Act. LeChameau Explorations Limited is a wholly-owned subsidiary of the Company.

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

Gulf Coast Records, LLC

The investment (a 49% minority interest) and note receivable in Gulf Coast Records, LLC was acquired as part of the Exchange Agreement dated October 17, 2005.  In the year ended June 30, 2006, while reporting under the 1940 Act as a business development company, the Board of Directors agreed with management’s assessment to write this investment down to zero based on the information received from the management of Gulf Coast Records, LLC.  For the three months ended September 30, 2007 and 2006, the investment in and note receivable to Gulf Coast are being carried at a zero value, which is the lower of cost or market.

Reds Caribbean

The investment (a 30% minority interest) in Reds Caribbean was acquired in the stock purchase agreement with the shareholders of Lavelle Holdings, Inc. on June 11, 2007. As of September 30, 2007, the Company is recording this investment at its cost of $51,962.  The Company owns a 30% equity interest in Reds Caribbean and the net asset value of the 30% equity interest is $0.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

__________________________________________________________________________________________________

Revenue Recognition

The Company recognizes revenue using the accrual method of accounting wherein revenue is recognized when earned and expenses and costs are recognized when incurred.

Allowance for Bad Debts

As of September 30, 2007, the allowance for bad debts was $0. Management of the Company reviews the billing and collection activity on a yearly basis and provides for an allowance for bad debts based on its expectations for cash collections.  The $278,011 in accounts receivable and the allowance for bad debts of $0 were all for Lavelle Holdings, Inc., a wholly-owned subsidiary of the Company.

Economic Dependence

The Company’s wholly-owned subsidiary, Lavelle Holdings, Inc, which was acquired by the Company in June 2007, has economic dependence for its revenue on less than ten (10) customers and they have less than ten (10) vendors with whom they conduct their business.

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

Advertising costs

For the three month periods ended September 30, 2007 and 2006, the Company did not incur any advertising costs.

Segments

The Company operates as one segment as defined by the Statement of Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

__________________________________________________________________________________________________

Foreign Currency Translation

The accompanying consolidated financial statements are stated in United States Dollars (USD).  For the three months ended September 30, 2007 and 2006, the Company incurred a currency translation adjustment of $11,799 and $0, respectively,

New Accounting Pronouncements

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 ("FAS 157"), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to FAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair Value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 157 to have an effect on its financial statements.

NOTE 4 - FIXED ASSETS

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

NOTE 5 – CAPITALIZED COSTS

As of September 30, 2007 and 2006, the Company accounted for its ocean exploration and archaeologically sensitive recoveries of artifacts, treasure trove and/or cargo from shipwrecks costs incurred to-date as capitalized costs.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

__________________________________________________________________________________________________

NOTE 6 - STOCK ISSUED FOR SERVICES

During the three months ended September 30, 2007, the Company issued 100,000 shares of common stock for services rendered on behalf of the Company with a value of $30,000, which was charged to legal and professional fees.  The Company did not issue any stock for services for the three months ended September 30, 2006.

NOTE 7 - INCOME TAXES

The Company has approximately $890,458 in gross deferred tax assets at September 30, 2007, resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. As of September 30, 2007, the Company has federal net operating loss carry forwards of approximately $890,458 available to offset future taxable income through 2027.

For the three months ended September 30, 2007 and 2006, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	34%
State taxes - net of federal benefits	5%
Valuation allowance	39%

Income tax rate – net	0%

Net change in valuation was $113,142

NOTE 8 - LEASE ARRANGEMENTS

The Company maintains shared office space in Pennsylvania and Florida with unrelated companies controlled by certain officers of the Company.  As of September 30, 2007, the Company shares office space with these companies at no cost. Rent expense for the three months ended September 30, 2007 and 2006 was $0 and $4,010, respectively.

NOTE 9 - DEBENTURES  PAYABLE

5.25% convertible debenture dated June 29, 2005 with a principal balance
of $40,000 due June 29, 2008 including principal and interest	$ 100,929

For the three months ended September 30, 2007 and 2006, the Company incurred interest expense on this convertible debenture of $2,342 and 1,755, respectively.  This convertible debenture was incurred prior to October 2005 by prior management of the Company and continues to be in dispute because of issues related to the conversion rates.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

__________________________________________________________________________________________________

NOTE 10 - AGREEMENTS

Prior to the Exchange Agreement of October 17, 2005, there is was Revenue Agreement as outlined in Exhibit B of the Exchange Agreement, that requires 20% revenue participation payable to the original owners of the permits from the net recovery of the shipwrecks for the permits that have been assigned to the subsidiaries of one of the Company's subsidiaries, Historic Discoveries, Inc. The 20% revenue participation allows Historic Discoveries, Inc. to defer permit transfer fees and align site permit cost with revenue generation, eliminating the exposure associated with sites that do not produce a material number of artifacts. Historic Discoveries, Inc. was only required to pay the 20% revenue participation when sites produce net revenue.  The 20% revenue participation also provides Historic Discoveries, Inc. the right of first refusal on future sites, creating a mechanism for Historic Discoveries, Inc. and its operating companies to build site inventory while deferring the associated cost and reducing financial risk. The Revenue Agreement with the original owners was executed prior to October 17, 2005. The original owners of these permits are the beneficial owners of the controlling interest in the stock received in the Exchange Agreement. Additionally, officers and directors of the Company hold certain executive positions in Historic Discoveries, Inc. and its subsidiaries. The Company and Historic Discoveries had agreed to distribute 20% of the net profits arising out of the exploitation of permits, licenses, finder fees rights, contracts and other rights (collectively, "permits") held by ARC to its former corporate parent, Sovereign Marine Explorations, Inc. ("SME"), and to distribute 20% of the net profits arising out of the exploitation of permits held by SRI to its former corporate parent, Sea Hunt, Inc. ("Sea Hunt").  On May 19, 2007, the Company issued 10,000,000 shares of Convertible Preferred Stock in exchange for this 20% net profits participation agreement.  The stock carries a 4 to1 conversion feature which allows the holders to convert into 40,000,000 common shares of the Company.

NOTE 11 - SETTLEMENT AGREEMENT AND GENERAL RELEASE

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

NOTE 12 - SHAREHOLDERS’ EQUITY AND ISSUANCE OF STOCK

As of September 30, 2007, the authorized capital of the Company was 250,000,000 shares of common stock (with voting rights), par value $.001.  For the three months ended September 30, 2007 and 2006, the Company issued 100,000 and zero shares of common stock, respectively.

NOTE 13 - CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash. As of September 30, 2007, the Company maintains its cash accounts with financial institutions located in Pennsylvania, Florida, Texas and Nova Scotia.  The Federal Deposit Insurance Corporation (FDIC) guarantees the Company's deposits in US-based financial institutions up to $100,000.  Historically, the Company has not experienced any losses on its deposits in excess of federally insured guarantees.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

__________________________________________________________________________________________________

NOTE 14 - NOTES PAYABLE

On June 4, 2007, the Company received $1,000,000 cash under a promissory note.  Under the terms of the note, the Company is obligated to pay the note in one payment of all outstanding principal plus all accrued unpaid interest on or before the six month anniversary of the closing date unless the note holders agree to extend the note, in which case the note shall become a demand note, payable upon demand or at such later date as specified by the note holders to Company in writing, in the note holders’ sole discretion.  The Company’s stock is the collateral that supports this note.  Unless otherwise agreed or required by applicable law, payments will be applied first to any accrued unpaid interest; then to principal; then to any late charges; and then to any unpaid collection costs.  The annual interest rate for this note is computed on a 365 days per year basis. Company will pay the note holders at their respective address or at such other place as the note holders may designate in writing. The interest rate on this note is six percent (6%) per annum calculated on the principal amount of the Note then outstanding. The Company may make a prepayment, in whole or in part, of this note without the prior consent of the note holders with no prepayment penalty. At the maturity date of the note, the note holders shall be entitled to purchase 250,000 shares of common stock of the Company at a price of $.20 per share. The note holders will also be entitled to purchase an additional 250,000 shares of common stock of the Company at the closing price of the Company stock as reported on the OTCBB on the closing date and, in addition, these shares must be exercised within one year from the closing date.

NOTE 15 - RELATED PARTY TRANSACTIONS

ACCRUED PAYROLL AND EXPENSES; DUE TO RELATED PARTIES

For the three months ended September 30, 2007, there are no accruals for salaries and unreimbursed expenses,

NOTE 16 - LEGAL PROCEEDINGS

In a matter related to KMA Capital Partners Ltd, James Jenkins and Charles Giannetto, filed as KMA Capital Partners Ltd., v. Sovereign Exploration Association, Inc., et al, in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, the Company claims that KMA Capital Partners Ltd, James Jenkins and Charles Giannetto are in breach of a “Leak Out Agreement”, which restricts the number of shares of the Company’s common stock, traded as SVXA.OB, they are allowed to sell or transfer.  As of June 30, 2006, the court entered an Order which limits Mr. Jenkins and Mr. Giannetto to selling no more than 2,000 shares of the Company’s common stock per trading day.  As of June 30, 2007, there is no liability under this matter that requires the establishment of a liability within the accompanying consolidated financial statements.

The Company is one of several defendants in a law suit, Patricia A. Mullican v. Sovereign Exploration Associates International, Inc., et al in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida.  The plaintiff in this case is seeking damages for the alleged failure to pay two (2) debentures issued by TS&B Holdings to Mr. Mullican (one for $150,000 and the other for $250,000) as well as an unpaid promissory note for $50,000 plus accrued interest on the debentures and the promissory note along with attorney fees.  TS&B Holdings, Inc. subsequently became Cali Holdings, Inc., which was acquired by the Company in October 2005.  It is the Company’s position that these debts are not its responsibility, to the extent that neither the debentures nor promissory notes were disclosed at the time Cali Holdings, Inc. was acquired by the Company.  There are numerous defenses which the Company will be relying upon to support its legal position that these obligations are not its responsibility. As of June 30, 2007, the accompanying consolidated financial statements do not provide for any liability in the event that the Company is deemed responsible in this case.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

__________________________________________________________________________________________________

NOTE 17

RELATED PARTY NOTES PAYABLE

As of September 30, 2007, the related party notes payable were as follows:

Demand note payable of $350,000 plus accrued interest
at 6% per annum for the purchase of the original permits	$ 416,405

Term Note payable of $274,009 due June 13, 2008 plus
at 6% per annum for the acquisition of LeChameau
LeChameau Explorations Limited – June 13, 2007	281,353

Demand Note payable of $250,000 plus accrued interest
at 6% per annum for the balance of the Fantome Cove Project	264,516

Demand Note payable of $500,000 plus accrued interest
of $3,444 per month as a direct pass through from
Nova Savings Bank - July 10, 2006	551,660

Term Note payable of $160,000 due on November 15, 2007
plus accrued interest of the lesser of 0.9% or the legal
rate under Texas law - November 15, 2006	161,803

Term Note payable of $600,000 due on November 15, 2007
plus accrued interest of the lesser of 0.9% or the legal
rate under Texas law - November 15, 2006	672,621

Demand note payable - advances to Sea Research, Inc.	574,355

Demand note payable - advances to Sovereign Exploration
Associates International, Inc.	46,719

Demand note payable - advances to Interspace
Explorations Limited plus accrued interest at 6% per annum	495,720

Total related party notes payable - all current	$ 3,465,151

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

THIS REPORT CONTAINS STATEMENTS THAT WE BELIEVE ARE, OR TO BE CONSIDERED TO BE, "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS REPORT REGARDING THE PROSPECTS OF OUR INDUSTRY OR OUR PROSPECTS, PLANS, FINANCIAL POSITION OR BUSINESS STRATEGY, DO CONSTITUTE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "WILL," "EXPECT," "INTEND," "ESTIMATE," "FORESEE," "PROJECT," "ANTICIPATE," "BELIEVE," "PLANS," "FORECASTS," "CONTINUE" OR "COULD" OR THE NEGATIVES OF THESE TERMS OR VARIATIONS OF THEM OR SIMILAR TERMS. FURTHERMORE, SUCH FORWARD-LOOKING STATEMENTS THAT ARE INCLUDED IN VARIOUS FILINGS THAT WE MAKE WITH THE SEC OR PRESS RELEASES OR ORAL STATEMENTS MADE BY OR WITH THE APPROVAL OF ONE OF OUR AUTHORIZED EXECUTIVE OFFICERS. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THESE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT ASSURE YOU THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES, AS WELL AS ASSUMPTIONS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THESE FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH REFLECT MANAGEMENT'S OPINIONS ONLY AS OF THE DATE HEREOF. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO ANY FORWARD-LOOKING STATEMENTS. YOU ARE ADVISED, HOWEVER, TO CONSULT ANY ADDITIONAL DISCLOSURES WE MAKE IN OUR REPORTS TO THE SEC. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR PERSONS ACTING ON OUR BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED IN THIS REPORT.

__________________________________________________________________________________________________

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

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

As of September 30, 2007, the following is a list of the private companies in which the Company had an investment in and notes receivable, stated at the lower of cost or market value;

Name of Company

Cost

FMV ____

Gulf Coast Records, LLC –

Investment and Note Receivable

$    1,006,717

$           -

Reds Caribbean – Investment

$         51,962

$   51,962

Totals

$    1,058,679

$   51,962

=======================================================

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

Gulf Coast Records, LLC

The investment (a 49% minority interest) and note receivable in Gulf Coast Records, LLC was acquired as part of the Exchange Agreement dated October 17, 2005.  In the year ended June 30, 2006, while reporting under the 40 Act as a business development company, the Board of Directors agreed with management’s assessment to write this investment down to zero based on the information received from the management of Gulf Coast Records, LLC.  As of September 30, 2007 and 2006,, the investment in and note receivable to Gulf Coast is being carried as zero, which is the lower of cost or market.

Reds Caribbean

The investment (a 30% minority interest) in Reds Caribbean was acquired in the stock purchase agreement with the shareholders of Lavelle Holdings, Inc. on June 11, 2007.  As of September 30, 2007, the Company is recording this investment at its cost of $51,962.

Valuation of Loans and Debt Securities

The Company did not value its loans or debt securities above cost, but loans and debt securities were subject to fair value write-down when the asset is considered impaired with respect to the Company’s investments.  As of September 30, 2007, the note receivable to Gulf Coast Records, LLC of $832,849 was considered impaired and continues to be carried as zero.  The investment is Reds Caribbean was acquired in June 2007 in conjunction with the acquisition of Lavelle Holdings, which is not considered as impaired and it is being carried at its original cost.

Financial Condition

Comparison of operating results for the three months ended September 30, 2007 and 2006:

Total assets increased by $1,892,591 or 65% to $4,805,879. Cash decreased by $267,253 primarily because of the use of the $1,000,000 cash the Company received under the note payable in June 2007.  Accounts receivable of $278,011 as of September 30, 2007 was that of Lavelle Holdings, Inc., a wholly-owned subsidiary of the Company.

As of September 30, 2007 and 2006, cash and cash equivalents were approximately .89% and 10.64% of total assets, respectively.

Capitalized costs and permits increased by $1,600,647 or 59% to $4,294,741, which was primarily funded by the issuance of common stock, proceeds from notes payable and proceeds from related party notes payable.

Investments of $51,962 represent Lavelle Holdings, Inc’s minority ownership in Reds Caribbean.

Results of Operations

Comparison of operating results for the three months ended September 30, 2007 and 2006:

For the three months ended September 30, 2007 and 2006, the Company realized revenue of $205,664 and 421,210, respectively.  The revenue was realized by Lavelle Holdings, Inc., a wholly-owned subsidiary of the Company.

For the three months ended September 30, 2007 and 2006, the loss from operations was $116,479 and $161,880 primarily due to the lack of significant revenues and the related cost of being an SEC registrant.  The Company’s subsidiaries have yet to realize any revenue from the artifacts they have recovered to-date.

The operating loss decreased by $45,401 to $116,479 for the three months ended September 30, 2007 primarily because the Company did not incur the significant legal and accounting fees as it did during the three months ended September 30, 2006 wherein the shareholders elected to withdrawal the Company’s election to be a Business Development Company under the 1940 Act.  In addition, the officers of the Company have agreed to continue to not accrue any salaries and unreimbursed expenses.

Interest expense of $32,058 and $14,342 was incurred for the three months ended September 30, 2007 and 2006, respectively, due to the accrued interest on the notes payable, the debenture payable and the related party notes payable.

For the three months ended September 30, 2007 and 2006, net cash used in operating activities was $446,849 and $172,649 primarily from the increase in capitalized costs and permits in the Company’s diving operations.

For the three months ended September 30, 2007 and 2006, the Company issued stock for services with a value of $30,000 and zero, respectively.

Interest Income

For the three months ended September 30, 2007 and 2006, interest income was $494 and zero, respectively.  The interest income is from a money market savings account that the Company maintains in Florida.

Operating Expenses

For the three months ended September 30, 2007 and 2006, total operating expenses were $156,182 and $316,500, respectively. The operating expenses consisted of salaries and wages incurred by Lavelle Holdings, Inc., general administrative expenses and legal and professional fees.

Legal and professional fees decreased by $65,447 or 74% to $22,662 for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Liquidity and Capital Resources

At September 30, 2007 and 2006, the Company had $42,818 and $310,072 in cash and cash equivalents, respectively. The Company does not expect its cash on hand and cash generated from operations to be adequate to meet its cash needs at its current level of operations, including the next twelve months. The Company intends to seek to raise additional funds from investors, either directly or through its subsidiaries or controlled companies, including special-purpose entities formed to conduct specific marine salvage operations.  There can be no assurance that the Company’s fund-raising efforts will be successful.

Quantitative and Qualitative Disclosures about Market Risk

The Company’s investment activities contained elements of risk. The portion of the Company’s investment portfolio consisting of equity or equity-linked debt securities in private companies was subject to valuation risk.  Because there was typically no public market for the equity and equity-linked debt securities in which it invested, the valuation of the equity interest in the portfolio is stated at "fair value" and determined in good faith by the Board of Directors on a quarterly basis in accordance with the Company's investment valuation policy. In the absence of a readily ascertainable market value, the estimated value of the Company’s portfolio may have differed significantly from the value that would be placed on the portfolio if a ready market for the investments existed.  At times a portion of the Company’s portfolio may have included marketable securities traded in the over-the-counter market. In addition, there may have been a portion of the Company’s portfolio for which no regular trading market existed.  In order to realize the full value of a security, the market must have traded in an orderly fashion or a willing purchaser must be available when a sale is to be made.  Should an economic or other event occur that would not allow the markets to trade in an orderly fashion the Company may not have been able to realize the fair value of its marketable investments or other investments in a timely manner.

As of September 30, 2007 and 2006, the Company did not have any off-balance sheet investments or hedging investments.

Impact of Inflation

The Company does not believe that its business was materially affected by inflation, other than the impact inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuation to underlying earnings, all of which will influence the value of the Company's investments.

ITEM 3. CONTROLS AND PROCEDURES

CEO and CFO Certifications

As of the end of the period covered by this quarterly report, the Company carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer ("the Certifying Officers"), an evaluation of the effectiveness of our "disclosure controls and procedures." The certifications of the CEO and the CFO required by Rules 13a-14(a) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Certifications") are filed as exhibits to this report.

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

Evaluation of Disclosure Controls

The Company maintains controls and procedures designed to ensure that they are able to collect the information that is required to be disclosed in the reports they file with the Securities and Exchange Commission (the "SEC") and to process, summarize and disclose this information within the time period specified in the rules of the SEC. The Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing, maintaining and enhancing these procedures. The officers are also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

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

Changes in Internal Controls

The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to permit preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP").  It is the responsibility of Company’s management to establish and maintain adequate internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.

Legal Proceedings

In a matter related to KMA Capital Partners Ltd, James Jenkins and Charles Giannetto, filed as KMA Capital Partners Ltd., v. Sovereign Exploration Association, Inc., et al, in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, the Company claims that KMA Capital Partners Ltd, James Jenkins and Charles Giannetto are in breach of a “Leak Out Agreement”, which restricts the number of shares of the Company’s common stock, traded as SVXA.OB, they are allowed to sell or transfer.  As of June 30, 2006, the court entered an Order which limits Mr. Jenkins and Mr. Giannetto to selling no more than 2,000 shares of the Company’s common stock per trading day.  As of September 30, 2007, there is no liability under this matter that requires the establishment of a liability within the accompanying consolidated financial statements.

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

It is the Company’s position that these debts are not its responsibility, to the extent that neither the debentures nor promissory notes were disclosed at the time Cali Holdings, Inc. was acquired by the Company.  There are numerous defenses which the Company will be relying upon to support its legal position that these obligations are not its responsibility. As of September 30, 2007, the accompanying consolidated financial statements do not provide for any liability in the event that the Company is deemed responsible in this case.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Section 302 CEO and CFO Certifications

Section 906 CEO and CFO Certifications

SIGNATURES

Pursuant to the  requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC

November 12, 2007

By: /s/ Robert D. Baca

Date

Robert D. Baca

President and Chief Executive Officer

November 12, 2007

By: /s/ Martin Thorp

Date

Martin Thorp

Chief Financial Officer

7