Form 10QSB
period 2007-12-31
Sovereign Exploration Associates International, Inc.
filed 2008-02-12
CIK 1019852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

[ ] Yes [X] No

As of February 08, 2008 there are 34,357,016 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check One):

            [] Yes  [X] No

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

Table of Contents

December 31, 2007

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
CONSOLIDATED BALANCE SHEET
December 31, 2007
(Unaudited)

Assets
Current assets
Cash and cash equivalents	$20,664
Accounts receivable	121,513
Total current assets	142,177

Other assets
Capitalized costs and permits	4,288,475
Research vessel	125,000
Equipment, net of depreciation of $5,005	11,707
Investments, net of allowance of $173,868	51,962
Notes receivable, net of allowance of $832,849	-
Total other assets	4,477,144

Total assets	$4,619,321

Liabilities and Shareholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$484,801
Related party notes payable	3,516,497
Due to related parties	1,483,395
Notes payable	1,136,776
Total current liabilities	6,621,469
Total liabilities	6,621,469

Commitments and contingencies	-

Shareholders' equity (deficit)
Preferred stock, Series A, $0 par value, 100,000,000 shares authorized;
10,000,000 issued and outstanding	-
Common stock, $.001 par value, 250,000,000,000 shares authorized;
30,137,017 issued and outstanding	30,137
Additional paid-in capital	19,118,822
Currency translation adjustment	(11,799)
Minority interest	(803,530)
Accumulated deficit	(20,335,778)
Total shareholders' equity (deficit)	(2,002,148)

Total liabilities and shareholders' equity (deficit)	$4,619,321

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the three months ended		For the six months ended
	December 31,		December 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$312,303	$646,513	$395,550	$1,067,723

Cost of sales	237,880	556,888	280,750	944,622

Gross Profit	74,423	89,625	114,800	123,101

Operating expenses
Salaries and wages	25,740	131,903	77,220	233,199
General and administrative	102,268	217,568	392,558	209,177
Legal and professional fees	179,214	105,207	158,819	193,316
Total operating expenses	307,222	454,678	628,597	635,692

Income (loss) from operations	(232,799)	(365,053)	(513,797)	(512,591)

Other income (expenses)
Stock issued - settlement agreement	-	-	-	(364,000)
Depreciation and amortization	1,668	-	(5,005)	-
Interest income	-	-	-	-
Interest expense	(41,254)	(34,382)	(73,318)	(48,724)
Total other (income) expense	(39,586)	(34,382)	(78,323)	(412,724)

Income (loss) before income taxes	(272,385)	(399,435)	(592,120)	(925,315)

Provision for income taxes	-	-	-	-

Net income (loss)	$(272,385)	$(399,435)	$(592,120)	$(925,315)

Net operating loss per common share
Basic	(0.01)	(0.02)	(0.02)	(0.04)
Diluted	-	(0.01)	(0.01)	(0.03)

Net loss per common share
Basic	(0.01)	(0.02)	(0.02)	(0.04)
Diluted	-	(0.01)	(0.01)	(0.03)

Weighted average of common shares outstanding
Basic	29,991,291	26,203,166	29,895,769	26,203,166
Diluted	69,991,291	27,113,166	66,895,769	27,113,166

Dividends declared per common share	$-	$-	$-	$-

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(592,120)	$(1,012,672)
Adjustments to reconcile net loss from operations to
net cash (used in) operating activities:
Depreciation and amortization	5,005	-
Stock issued for services	(94,350)	-
(Increase) decrease in:
Capitalized costs and permits	(305,769)	(501,745)
Accounts receivable	(201,980)	-
Increase (decrease) in:
Accounts payable and accrued expenses	446,897	163,870
Due to related parties	235,689	479,614
Net cash (used in) operating activities	(506,628)	(870,933)

Investing activities:
Purchase of equipment	(15,044)	-
Net cash (used in) investing activities	(15,044)	-

Financing activities:
Issuance of common stock		364,000
Proceeds from related party notes payable	-	660,000
Payments on related party notes payable	-	(156,983)
Net cash provided by financing activities	-	867,017

Net (decrease) increase in cash and cash equivalents	(521,672)	(3,916)

Cash and cash equivalents, beginning of period	542,336	115,454

Cash and cash equivalents, end of period	$20,664	$111,538

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	-	-

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

__________________________________________________________________________________________________

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Sovereign Exploration Associates International, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2007 are not necessarily indicative of the results that are expected for the year ending June 30, 2008. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB for the year ended June 30, 2007.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred an accumulated deficit of $20,335,778 as of December 31, 2007. The Company’s subsidiaries have capitalized all of their ocean exploration and archaeologically sensitive recoveries of artifacts, treasure trove and/or cargo from shipwrecks costs to-date.  The Company plans to obtain additional financing through the sale of publicly traded stock, limited liability company member units of its subsidiaries and/or debt financing. There is no assurance these efforts will be successful. The Company has received extensions of the due dates for payments on the demand notes payable as of December 31, 2007. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classifications of reported asset amounts or the amounts of liabilities that might result from the outcome of this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements, as presented herein, are prepared on the accrual basis of accounting under the principles of consolidation consisting of the accounts of the Company and its subsidiaries.

As of December 31, 2007, the Company's subsidiaries and the related equity ownership are as follows:

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
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

ARC was notified on August 31, 2006, its application for a Class B recovery permit for the Fantome Cove treasure trove site has not been approved.  A Class B permit is required before ARC can make any substantial recoveries from the site. The Nova Scotia Department of Tourism, Culture & Heritage has recommended that ARC and Le Chameau Explorations Limited (a wholly-owned subsidiary of the Company), secure permission from the United Kingdom. The Company’s management and counsel believe that the admiralty and treaty laws governing the site will substantiate ARC's and Le Chameau Explorations Limited's Interest as license holder. As of December 31, 2007, the Company is arranging meetings with representatives from the United Kingdom and is waiting for Class B permit approval.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

__________________________________________________________________________________________________

Lavelle Holdings, Inc.

On June 11, 2007, the Company acquired 100% of the common stock of the Lavelle Holdings, Inc., a company based in Texas, for consideration of $300,000 cash at closing plus a cash amount equal to five (5) times the net profit of Lavelle Holdings, Inc., if any, for a one (1) year period beginning on or the date that is six (6) months after the closing date.  This amount will be paid in cash and/or stock on or before nineteen (19) months following the closing date.  Management is unable to determine the amount of this contingent liability as of the balance sheet date of December 31, 2007.  If the Company becomes insolvent during the nineteen (19) months following the closing date, the selling shareholders have the right of first refusal to repurchase the purchased stock from the Company.

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

Gulf Coast Records, LLC

The investment (a 49% minority interest) and note receivable in Gulf Coast Records, LLC was acquired as part of the Exchange Agreement dated October 17, 2005.  In the year ended June 30, 2006, while reporting under the 1940 Act as a business development company, the Board of Directors agreed with management’s assessment to write this investment down to zero based on the information received from the management of Gulf Coast Records, LLC.  For the six months ended December 31, 2007 and 2006, the investment in and note receivable to Gulf Coast are being carried at a zero value, which is the lower of cost or market.

Reds Caribbean

The investment (a 30% minority interest) in Reds Caribbean was acquired in the stock purchase agreement with the shareholders of Lavelle Holdings, Inc. on June 11, 2007. As of December 31, 2007, the Company is recording this investment at its cost of $51,962.  The Company owns a 30% equity interest in Reds Caribbean and the net asset value of the 30% equity interest is $0.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

__________________________________________________________________________________________________

Revenue Recognition

The Company recognizes revenue using the accrual method of accounting wherein revenue is recognized when earned and expenses and costs are recognized when incurred.

Allowance for Bad Debts

As of December 31, 2007, the allowance for bad debts was $0. Management of the Company reviews the billing and collection activity on a regular basis and provides for an allowance for bad debts based on its expectations for cash collections.  The $121,513 in accounts receivable and the allowance for bad debts of $0 were all for Lavelle Holdings, Inc., a wholly-owned subsidiary of the Company.

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

Advertising costs

For the six month periods ended December 31, 2007 and 2006, the Company did not incur any advertising costs.

Segments

The Company operates as one segment as defined by the Statement of Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

__________________________________________________________________________________________________

Foreign Currency Translation

The accompanying consolidated financial statements are stated in United States Dollars (USD).  For the six months ended December 31, 2007 and 2006, the Company incurred a currency translation adjustment of $11,799 and $0, respectively,

New Accounting Pronouncements

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

NOTE 5 – CAPITALIZED COSTS

As of December 31, 2007 and 2006, the Company accounted for its ocean exploration and archaeologically sensitive recoveries of artifacts, treasure trove and/or cargo from shipwrecks costs incurred to-date as capitalized costs.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

__________________________________________________________________________________________________

NOTE 6 - STOCK ISSUED FOR SERVICES

During the six months ended December 31, 2007, the Company issued 295,000 shares of common stock for services rendered on behalf of the Company with a value of $94,350, which was charged to legal and professional fees.  The Company did not issue any stock for services during the six months ended September 30, 2006.

NOTE 7 - INCOME TAXES

The Company has approximately $999,412 in gross deferred tax assets at December 31, 2007, resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. As of December 31, 2007, the Company has federal net operating loss carry forwards of approximately $999,412 available to offset future taxable income through 2027.

For the six months ended December 31, 2007 and 2006, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	34%
State taxes - net of federal benefits	5%
Valuation allowance	39%

Income tax rate – net	0%

Net change in valuation was $108,954

NOTE 8 - LEASE ARRANGEMENTS

The Company maintains shared office space in Pennsylvania and Florida with unrelated companies controlled by certain officers of the Company.  As of December 31, 2007, the Company shares office space with these companies at no cost. Rent expense for the six months ended December 31, 2007 and 2006 was $0 and $4,010, respectively.

NOTE 9 - DEBENTURES  PAYABLE

5.25% convertible debenture dated June 29, 2005 with a principal balance
of $40,000 due June 29, 2008 including principal and interest	$ 102,961

For the six months ended December 31, 2007 and 2006, the Company incurred interest expense on this convertible debenture of $4,374 and $3,801, respectively.  This convertible debenture was incurred prior to October 2005 by prior management of the Company and continues to be in dispute because of issues related to the conversion rates.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

__________________________________________________________________________________________________

NOTE 10 - AGREEMENTS

Prior to the Exchange Agreement of October 17, 2005, as on file with the SEC, there is a Revenue Agreement as outlined in Exhibit B of the Exchange Agreement, that requires 20% revenue participation payable to the original owners of the permits from the net recovery of the shipwrecks for the permits that have been assigned to the subsidiaries of one of the Company's subsidiaries, Historic Discoveries, Inc. The 20% revenue participation allows Historic Discoveries, Inc. to defer permit transfer fees and align site permit cost with revenue generation, eliminating the exposure associated with sites that do not produce a material number of artifacts. Historic Discoveries, Inc. was only required to pay the 20% revenue participation when sites produce net revenue.  The 20% revenue participation also provides Historic Discoveries, Inc. the right of first refusal on future sites, creating a mechanism for Historic Discoveries, Inc. and its operating companies to build site inventory while deferring the associated cost and reducing financial risk. The Revenue Agreement with the original owners was executed prior to October 17, 2005. The original owners of these permits are the beneficial owners of the controlling interest in the stock received in the Exchange Agreement. Additionally, officers and directors of the Company hold certain executive positions in Historic Discoveries, Inc. and its subsidiaries. The Company and Historic Discoveries had agreed to distribute 20% of the net profits arising out of the exploitation of permits, licenses, finder fees rights, contracts and other rights (collectively, "permits") held by ARC to its former corporate parent, Sovereign Marine Explorations, Inc. ("SME"), and to distribute 20% of the net profits arising out of the exploitation of permits held by SRI to its former corporate parent, Sea Hunt, Inc. ("Sea Hunt").  On May 19, 2007, the Company issued 10,000,000 shares of Convertible Preferred Stock in exchange for this 20% net profits participation agreement.  The stock carries a 4 to1 conversion feature which allows the holders to convert into 40,000,000 common shares of the Company.

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

NOTE 12 - SHAREHOLDERS’ EQUITY AND ISSUANCE OF STOCK

As of December 31, 2007, the authorized capital of the Company was 250,000,000 shares of common stock (with voting rights), par value $.001.  For the six months ended December 31, 2007 and 2006, the Company issued 295,000 and zero shares of common stock, respectively.

NOTE 13 - CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash. As of December 31, 2007, the Company maintains its cash accounts with financial institutions located in Pennsylvania, Florida, Texas and Nova Scotia.  The Federal Deposit Insurance Corporation (FDIC) guarantees the Company's deposits in US-based financial institutions up to $100,000.  Historically, the Company has not experienced any losses on its deposits in excess of federally insured guarantees.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

__________________________________________________________________________________________________

NOTE 14 - NOTES PAYABLE

On June 4, 2007, the Company received $1,000,000 cash under a promissory note.  Under the terms of the note, the Company is obligated to pay the note in one payment of all outstanding principal plus all accrued unpaid interest on or before the six month anniversary of the closing date unless the note holders agree to extend the note, in which case the note shall become a demand note, payable upon demand or at such later date as specified by the note holders to Company in writing, in the note holders’ sole discretion.  The Company’s stock is the collateral that supports this note.  Unless otherwise agreed or required by applicable law, payments will be applied first to any accrued unpaid interest; then to principal; then to any late charges; and then to any unpaid collection costs.  The annual interest rate for this note is computed on a 365 days per year basis. The Company will pay the note holders at their respective address or at such other place as the note holders may designate in writing. The interest rate on this note is six percent (6%) per annum calculated on the principal amount of the Note then outstanding. The Company may make a prepayment, in whole or in part, of this note without the prior consent of the note holders with no prepayment penalty. At the maturity date of the note, the note holders shall be entitled to purchase 250,000 shares of common stock of the Company at a price of $.20 per share. The note holders will also be entitled to purchase an additional 250,000 shares of common stock of the Company at the closing price of the Company stock as reported on the OTCBB on the closing date and, in addition, these shares must be exercised within one year from the closing date.

As of December 31, 2007, the holders of this note have agreed to extend the payment date on the note and they have not yet exercised their right to purchase common stock of the Company.

NOTE 15 - RELATED PARTY TRANSACTIONS

ACCRUED PAYROLL AND EXPENSES; DUE TO RELATED PARTIES

For the six months ended December 31, 2007, there are no accruals for salaries and unreimbursed expenses.

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

The Company is one of several defendants in a law suit, Patricia A. Mullican v. Sovereign Exploration Associates International, Inc., et al in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida.  The plaintiff in this case is seeking damages for the alleged failure to pay two (2) debentures issued by TS&B Holdings to Mr. Mullican (one for $150,000 and the other for $250,000) as well as an unpaid promissory note for $50,000 plus accrued interest on the debentures and the promissory note along with attorney fees.  TS&B Holdings, Inc. subsequently became Cali Holdings, Inc., which was acquired by the Company in October 2005.  It is the Company’s position that these debts are not its responsibility, to the extent that neither the debentures nor promissory notes were disclosed at the time Cali Holdings, Inc. was acquired by the Company.  There are numerous defenses which the Company will be relying upon to support its legal position that these obligations are not its responsibility. As of December 31, 2007, the accompanying consolidated financial statements do not provide for any liability in the event that the Company is deemed responsible in this case.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

__________________________________________________________________________________________________

NOTE 17

RELATED PARTY NOTES PAYABLE

As of December 31, 2007, the related party notes payable were as follows:

Demand note payable of $350,000 plus accrued interest
at 6% per annum for the purchase of the original permits	$ 424,789

Term Note payable of $274,009 due June 13, 2008 plus
at 6% per annum for the acquisition of LeChameau
LeChameau Explorations Limited – June 13, 2007	287,017

Demand Note payable of $250,000 plus accrued interest
at 6% per annum for the balance of the Fantome Cove Project	269,841

Demand Note payable of $500,000 plus accrued interest
of $3,444 per month as a direct pass through from
Nova Savings Bank - origination date was July 10, 2006 (b)	561,772

Demand Note payable of $160,000 due on November 15, 2007
plus accrued interest of the lesser of 0.9% or the legal
rate under Texas law – origination date was November 15, 2006 (a)	162,168

Demand Note payable of $600,000 due on November 15, 2007
plus accrued interest of the lesser of 0.9% or the legal
rate under Texas law – origination date was November 15, 2006 (a)	674,136

Demand note payable - advances to Sea Research, Inc.	574,355

Demand note payable - advances to Sovereign Exploration
Associates International, Inc.	56,719

Demand note payable - advances to Interspace
Explorations Limited plus accrued interest at 6% per annum	505,700

Total related party notes payable - all current	$ 3,516,497

(a) these two demand notes payable are being held by the chairman of the Company and an affiliated entity.  He has agreed to extend the due dates for payments on these notes, however, as of December 31, 2007; no formal documentation has been prepared to memorialize the extensions.

(b) this demand note payable is being held by the President and CEO of the Company.  He has agreed to extend the due date for payment on this note, however, as of December 31, 2007, no formal documention has been prepared to memorialize the extension.

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

The increasing complexity of the business environment and applicable authoritative accounting guidance required the Company to closely monitor its accounting policies.  The Company had identified critical accounting policies that require significant judgment. The following summary of the Company’s critical accounting policies is intended to enhance your ability to assess its financial condition and results of operation and the potential volatility due to changes in estimates.

Valuation of Investments

The Company is no longer subject to independently valuing its private investments as value is defined in Section 2(a)(41) of the 1940 Act as,  (i) the  market  price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the board of directors.

As of December 31, 2007, the following is a list of the private companies in which the Company had an investment in and notes receivable, stated at the lower of cost or market value;

Fair
Market
Name of Company	Cost	Value

Gulf Coast Records, LLC
Minority Investment (49%) and Note Receivable	$ 1,006,717	$ -

Reds Caribbean - held by Lavelle Holdings, Inc.
Minority Investment (30%)	$ 51,962	$ 51,962

Totals	$ 1,058,679	$ 51,962

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

Gulf Coast Records, LLC

The investment (a 49% minority interest) and note receivable in Gulf Coast Records, LLC was acquired as part of the Exchange Agreement dated October 17, 2005.  In the year ended June 30, 2006, while reporting under the 40 Act as a business development company, the Board of Directors agreed with management’s assessment to write this investment down to zero based on the information received from the management of Gulf Coast Records, LLC.  As of December 31, 2007, the investment in and note receivable to Gulf Coast is being carried as zero, which is the lower of cost or market.

Reds Caribbean

The investment (a 30% minority interest) in Reds Caribbean was acquired in the stock purchase agreement with the shareholders of Lavelle Holdings, Inc. on June 11, 2007.  As of December 31, 2007, the Company is recording this investment at its cost of $51,962.

Valuation of Loans and Debt Securities

The Company did not value its loans or debt securities above cost, but loans and debt securities were subject to fair value write-down when the asset is considered impaired with respect to the Company’s investments.  As of December 31, 2007, the note receivable to Gulf Coast Records, LLC of $832,849 was considered impaired and continues to be carried as zero.  The investment is Reds Caribbean was acquired in June 2007 in conjunction with the acquisition of Lavelle Holdings, which is not considered as impaired and it is being carried at its original cost.

Financial Condition

Comparison of operating results for the three and six months ended December 31, 2007 and 2006:

Net Sales

Net sales for the three months ended December 31, 2007 were $312,303, compared to $646,513 for the three months ended December 31, 2006.  The sales were from the Company’s wholly-owned subsidiary, Lavelle Holdings, Inc.  The Company’s subsidiaries have yet to realize any revenue from the artifacts they have recovered to-date.

Net sales for the six months ended December 31, 2007 were $395,550, compared to $1,067,723 for the six months ended December 31, 2006.  The sales were from the Company’s wholly-owned subsidiary, Lavelle Holdings, Inc.  The Company’s subsidiaries have yet to realize any revenue from the artifacts they have recovered to-date.

Gross Profit

Gross profit for the three months ended December 31, 2007 was $74,423 compared to $89,625 for the three months ended December 31, 2006.  The decrease was due to lower sales.

Gross profit for the six months ended December 31, 2007 was $114,800 compared to $123,101 for the six months ended December 31, 2006.  The decrease was due to lower sales.

Operating Expenses

Operating expenses for the three months ended December 31, 2007 were $307,222 compared to $454,678 for the three months ended December 31, 2006.  The increase was primarily due to an increase in legal and professional fees.

Operating expenses for the six months ended December 31, 2007 were $628,597 compared to $635,692 for the six months ended December 31, 2006.  The decrease was primarily due to a net decrease of $7,095 in expenses. The parent company’s officers agreed to forego salaries in 2007; the increase in general and administrative expenses were for Lavelle Holdings, Inc.

Interest Expense

Interest expense for the three months ended December 31, 2007 was $41,254 compared to $34,382 for the three months ended December 31, 2006.  The increase was due to additional debt financing received by the Company.

Interest expense for the six months ended December 31, 2007 was $73,318 compared to $48,724 for the six months ended December 31, 2006.  The increase was due to additional debt financing received by the Company.

Liquidity and Capital Resources

As of December 31, 2007, total assets increased from December 31, 2006 by $1,166,926 or 33.8% to $4,619,321.  Cash increased by $11,700 from December 31, 2006 primarily because of advance by officers of the Company in the three months ended December 31, 2007.

As of December 31, 2007 and 2006, cash and cash equivalents were approximately .45% and .26% of total assets, respectively.

Capitalized costs and permits increased from December 31, 2006 by $1,420,850 or 49.5% to $4,288,475, which was primarily funded by the issuance of common stock, proceeds from notes payable and proceeds from related party notes payable.

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

As of December 31, 2007, the Company did not have any off-balance sheet investments or hedging investments.

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

Limitations on the Effectiveness of Controls

The Company's management does not expect that their disclosure controls or their internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management's override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

PART II: OTHER INFORMATION

Item 1.

Legal Proceedings

In a matter related to KMA Capital Partners Ltd, James Jenkins and Charles Giannetto, filed as KMA Capital Partners Ltd., v. Sovereign Exploration Association, Inc., et al, in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, the Company claims that KMA Capital Partners Ltd, James Jenkins and Charles Giannetto are in breach of a “Leak Out Agreement”, which restricts the number of shares of the Company’s common stock, traded as SVXA.OB, they are allowed to sell or transfer.  As of June 30, 2006, the court entered an Order which limits Mr. Jenkins and Mr. Giannetto to selling no more than 2,000 shares of the Company’s common stock per trading day.  As of December 31, 2007, there is no liability under this matter that requires the establishment of a liability within the accompanying consolidated financial statements.

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

It is the Company’s position that these debts are not its responsibility, to the extent that neither the debentures nor promissory notes were disclosed at the time Cali Holdings, Inc. was acquired by the Company.  There are numerous defenses which the Company will be relying upon to support its legal position that these obligations are not its responsibility. As of December 31, 2007, the accompanying consolidated financial statements do not provide for any liability in the event that the Company is deemed responsible in this case.

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

February 12, 2008

By: /s/ Robert D. Baca

Date

Robert D. Baca

President and Chief Executive Officer

February 12, 2008

By: /s/ Martin Thorp

Date

Martin Thorp

Chief Financial Officer

