Form 10QSB
period 2008-03-31
Sovereign Exploration Associates International, Inc.
filed 2008-05-15
CIK 1019852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
OR

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

Registrant's Telephone Number: (215)968-0200

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report) N/A

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).              ☐ Yes ☒ No

As of May 14, 2008 there are 36,608,671 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check One):      ☐ Yes ☒ No

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
Table of Contents
March 31, 2008

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

SIGNATURES

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
March 31, 2008
(Unaudited)

Assets
Current assets
Cash and cash equivalents	$10,775
Accounts receivable, net of allowance of $93,728	-
Total current assets	10,775

Other assets
Capitalized costs	3,308,936
Permits	1,009,851
Research vessel	125,000
Equipment, net of depreciation of $3,337	11,457
Investments, net of allowance of $173,868	51,962
Notes receivable, net of allowance of $832,849	-
Total other assets	4,507,206

Total assets	$4,517,981

Liabilities and Deficiency in Assets
Current liabilities
Accounts payable and accrued expenses	$539,901
Related party notes payable	3,558,438
Due to related parties	1,449,961
Notes payable	1,136,776
Total current liabilities	6,685,076
Total liabilities	6,685,076

Commitments and contingencies	-

Deficiency in Assets
Preferred stock, Series A, $0 par value, 100,000,000 shares authorized; 10,000,000 issued and outstanding	-
Common stock, $.001 par value, 250,000,000,000 shares authorized; 36,368,671 issued and outstanding	36,369
Additional paid-in capital	19,566,452
Stock subscription receivable	(30,000)
Cumulative comprehensive income	(11,799)
Minority interest	(803,530)
Accumulated deficit	(20,924,587)
Total deficiency in assets	(2,167,095)

Total liabilities and deficiency in assets	$4,517,981

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$79,089	$395,550	$421,210

Cost of sales	-	65,665	240,250	252,248
Gross profit	-	13,424	155,300	168,962

Operating expenses
Salaries and wages	-	20,178	122,774	189,506
General and administrative	391,079	37,752	731,981	426,970
Legal and professional fees	40,495	74,111	245,739	258,107
Total operating expenses	431,574	132,041	1,100,494	874,583

Loss from operations	(431,574)	(118,617)	(945,194)	(705,621)

Other income (expenses)
Stock issued - settlement agreement	-	(364,000)	-	(364,000)
Depreciation and amortization	(1,250)	-	(5,255)	-
Interest income	-	-	518	-
Interest expense	(41,941)	(75,411)	(124,080)	(121,136)
Total other (income) expense	(43,191)	(439,411)	(128,817)	(485,136)

Loss before income taxes	(474,764)	(558,028)	(1,074,011)	(1,190,757)

Provision for income taxes	-	-	-	-

Net loss	$(474,764)	$(558,028)	$(1,074,011)	$(1,190,757)

Net loss per common share
Basic	(0.01)	(0.02)	(0.04)	(0.05)
Diluted	(0.01)	(0.02)	(0.04)	(0.04)

Weighted average of common shares outstanding
Basic	35,122,844	26,203,166	27,580,209	26,203,166
Diluted	75,122,844	27,113,166	30,132,628	27,113,166

Dividends declared per common share	$-	$-	$-	$-

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the nine months ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(1,074,011)	$(1,190,757)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Cumulative comprehensive income	(11,799)	-
Depreciation and amortization	3,337	-
Stock issued for services	320,530	-
(Increase) decrease in:
Accounts receivable	323,493	(427,742)
Increase (decrease) in:
Accounts payable and accrued expenses	(206,486)	490,461
Due to related parties	212,235	298,069
Net cash used in operating activities	(432,701)	(829,969)

Investing activities:
Capitalized costs	(336,081)	(988,997)
Investments and loans receivable	-	(51,962)
Purchase of equipment	(14,794)	-
Net cash used in investing activities	(350,875)	(1,040,959)

Financing activities:
Stock subscription receivable	30,000	-
Proceeds from issuance of common stock	60,000	895,999
Proceeds from exercise of warrants - common stock	50,000	-
Distributions to shareholders - Lavelle	-	(10,150)
Proceeds from related party notes payable	112,015	1,092,377
Payments on related party notes payable	-	(156,983)
Net cash provided by financing activities	252,015	1,821,243

Net decrease in cash and cash equivalents	(531,561)	(49,685)

Cash and cash equivalents, beginning of period	542,336	115,454

Cash and cash equivalents, end of period	$10,775	$65,769

Supplemental disclosure of cash flow information:
Interest paid	$-	$263
Taxes paid	-	-

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Sovereign Exploration Associates International, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2008 are not necessarily indicative of the results that are expected for the year ending June 30, 2008. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB for the year ended June 30, 2007.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred an accumulated deficit of $20,924,587 as of March 31, 2008. The Company’s subsidiaries have capitalized all of their ocean exploration and archaeologically sensitive recoveries of artifacts, treasure trove and/or cargo from shipwrecks costs to-date. As of March 31, 2008, Lavelle Holdings, Inc. has ceased operations subject to the review by the Company’s management to determine its business strategy going forward, as it relates to the business of Lavelle Holdings, Inc. The Company provided for the allowance for bad debts of $93,728, however, there were no other reserves provided for as of March 31, 2008 as they relate to Lavelle Holdings, Inc. The Company plans to obtain additional financing through the sale of publicly traded stock, limited liability company member units of its subsidiaries and/or debt financing. There is no assurance these efforts will be successful. The Company has received extensions of the due dates for payments on the demand notes payable as of March 31, 2008. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classifications of reported asset amounts or the amounts of liabilities that might result from the outcome of this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements, as presented herein, are prepared on the accrual basis of accounting under the principles of consolidation consisting of the accounts of the Company and its subsidiaries.

As of March 31, 2008, the Company's subsidiaries and the related equity ownership are as follows:

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

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

On May 19, 2007, the Company issued 10,000,000 shares of Convertible Preferred Stock in exchange for this 20% net profits participation agreement. The Convertible Preferred Stock carries a 4 to1 conversion feature into 40,000,000 common shares of the Company.

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

ARC was notified on August 31, 2006, its application for a Class B recovery permit for the Fantome Cove treasure trove site has not been approved. A Class B permit is required before ARC can make any substantial recoveries from the site. The Nova Scotia Department of Tourism, Culture & Heritage has recommended that ARC and Le Chameau Explorations Limited (a wholly-owned subsidiary of the Company), secure permission from the United Kingdom. The Company’s management and counsel believe that the admiralty and treaty laws governing the site will substantiate ARC's and Le Chameau Explorations Limited's Interest as license holder. As of March 31, 2008, the Company is arranging meetings with representatives from the United Kingdom and is waiting for Class B permit approval.

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

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

Lavelle Holdings, Inc.

On June 11, 2007, the Company acquired 100% of the common stock of the Lavelle Holdings, Inc., a company based in Texas, for consideration of $300,000 cash at closing plus a cash amount equal to five (5) times the net profit of Lavelle Holdings, Inc., if any, for a one (1) year period beginning on or the date that is six (6) months after the closing date. This amount will be paid in cash and/or stock on or before nineteen (19) months following the closing date. Management is unable to determine the amount of this contingent liability as of the balance sheet date of March 31, 2008. If the Company becomes insolvent during the nineteen (19) months following the closing date, the selling shareholders have the right of first refusal to repurchase the purchased stock from the Company.

In consideration for certain rights to purchase common stock of Lavelle Holdings, Inc. the Company paid $225,000, in cash, to the rights holders, at closing. The total cash paid for this acquisition at closing on June 11, 2007 was $525,000. Lavelle Holdings, Inc. is a wholly-owned subsidiary of the Company.

As of March 31, 2008, Lavelle Holdings, Inc. has ceased operations subject to the review by the Company’s management to determine its business strategy going forward, as it relates to the business of Lavelle Holdings, Inc. The Company provided for the allowance for bad debts of $93,728, however, there were no other reserves provided for as of March 31, 2008 as they relate to Lavelle Holdings, Inc. LeChameau Explorations Limited

On June 13, 2007, the Company acquired 100% of the issued and outstanding capital stock of LeChameau Explorations Limited, a company based in Nova Scotia, for total consideration of USD $274,009. The payment for the stock is in the form of a note agreement, which is collateralized by the common stock of the Company. The note is due June 13, 2008. If the Company defaults, the note is convertible to the Company’s common stock at a rate of 1.25 times the outstanding liability as of its due date valued at the ten day average of the stock price prior to the conversion date. Under this acquisition, the Company now owns twenty-five licenses under the Nova Scotia Treasure Trove Act. LeChameau Explorations Limited is a wholly-owned subsidiary of the Company.

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

Gulf Coast Records, LLC

The investment (a 49% minority interest) and note receivable in Gulf Coast Records, LLC was acquired as part of the Exchange Agreement dated October 17, 2005. In the year ended June 30, 2006, while reporting under the 1940 Act as a business development company, the Board of Directors agreed with management’s assessment to write this investment down to zero based on the information received from the management of Gulf Coast Records, LLC. For the nine months ended March 31, 2008 and 2007, the investment in and note receivable to Gulf Coast are being carried at a zero value, which is the lower of cost or market.

Reds Caribbean

The investment (a 30% minority interest) in Reds Caribbean was acquired in the stock purchase agreement with the shareholders of Lavelle Holdings, Inc. on June 11, 2007. As of March 31, 2008, the Company is recording this investment at its cost of $51,962. The Company owns a 30% equity interest in Reds Caribbean.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

Revenue Recognition

The Company recognizes revenue using the accrual method of accounting wherein revenue is recognized when earned and expenses and costs are recognized when incurred.

Stock Subscription Receivable

During the three months ended March 31, 2008, the Company sold 380,000 shares of common stock for proceeds of $40,000. As of March 31, 2008, $30,000 was due from this shareholder.

Allowance for Bad Debts

As of March 31, 2008, the allowance for bad debts was $93,728. Management of the Company reviews the billing and collection activity on a regular basis and provides for an allowance for bad debts based on its expectations for cash collections. The $93,728 in accounts receivable and the allowance for bad debts of $93,728 were all for Lavelle Holdings, Inc., a wholly-owned subsidiary of the Company.

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

Advertising costs

For the nine month periods ended March 31, 2008 and 2007, the Company did not incur any advertising costs.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

Foreign Currency Translation

The accompanying consolidated financial statements are stated in United States Dollars (USD). For the nine months ended March 31, 2008 and 2007, the Company incurred a currency translation adjustment of $11,799 and $0, respectively.

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

Management expects that none of the new accounting pronouncements will have a material effect on the accompanying financial statements.

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

NOTE 5 – CAPITALIZED COSTS

As of March 31, 2008, the Company accounted for its ocean exploration and archaeologically sensitive recoveries of artifacts, treasure trove and/or cargo from shipwrecks costs incurred to-date as capitalized costs. At least on a quarterly basis, management of the Company reviews the recoverability of each of the sites that the Company has the rights to and determines whether costs need to be expensed or continued to be capitalized.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 6 - PERMITS

As of March 31, 2008, the Company accounted for its various permits on the ocean exploration and archaeologically sensitive recoveries of artifacts, treasure trove and/or cargo from shipwrecks as intangible assets. At least on a quarterly basis, management of the Company reviews the recoverability of each of the sites that the Company has the rights to and determines whether the permits need to be expensed or continued to be capitalized until they expire. As of March 31, 2008, no permits that the Company currently owns have expired.

NOTE 7 - STOCK ISSUED FOR SERVICES

During the nine months ended March 31, 2008, the Company issued 1,001,655 shares of common stock for services rendered on behalf of the Company with a value of $320,530, which was charged to operations. The Company did not issue any stock for services during the nine months ended March 31, 2007.

NOTE 8 - INCOME TAXES

The Company has approximately $1,380,448 in deferred tax assets at March 31, 2008, resulting from net operating loss carryforwards to offset future taxable income through 2027. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain.

For the nine months ended March 31, 2008 and 2007 the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	34%
State taxes – net of federal benefits	5%
Valuation allowance	39%

Income tax rate – net	0%

For the nine months ended March 31, 2008, the net change in the valuation allowance was $148,604.

NOTE 9 - LEASE ARRANGEMENTS

The Company maintains shared office space in Pennsylvania and Florida with unrelated companies controlled by certain officers of the Company. As of March 31, 2008, the Company shares office space with these companies at no cost. Rent expense for the nine months ended March 31, 2008 and 2007 was $0 and $0 respectively.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 10 - AGREEMENTS

Prior to the Exchange Agreement of October 17, 2005, as on file with the SEC, there was a Revenue Agreement as outlined in Exhibit B of the Exchange Agreement, that requires 20% revenue participation payable to the original owners of the permits from the net recovery of the shipwrecks for the permits that have been assigned to the subsidiaries of one of the Company's subsidiaries, Historic Discoveries, Inc. The 20% revenue participation allows Historic Discoveries, Inc. to defer permit transfer fees and align site permit cost with revenue generation, eliminating the exposure associated with sites that do not produce a material number of artifacts. Historic Discoveries, Inc. was only required to pay the 20% revenue participation when sites produce net revenue. The 20% revenue participation also provides Historic Discoveries, Inc. the right of first refusal on future sites, creating a mechanism for Historic Discoveries, Inc. and its operating companies to build site inventory while deferring the associated cost and reducing financial risk. The Revenue Agreement with the original owners was executed prior to October 17, 2005. The original owners of these permits are the beneficial owners of the controlling interest in the stock received in the Exchange Agreement. Additionally, officers and directors of the Company hold certain executive positions in Historic Discoveries, Inc. and its subsidiaries. The Company and Historic Discoveries had agreed to distribute 20% of the net profits arising out of the exploitation of permits, licenses, finder fees rights, contracts and other rights (collectively, "permits") held by ARC to its former corporate parent, Sovereign Marine Explorations, Inc. ("SME"), and to distribute 20% of the net profits arising out of the exploitation of permits held by SRI to its former corporate parent, Sea Hunt, Inc. ("Sea Hunt"). On May 19, 2007, the Company issued 10,000,000 shares of Convertible Preferred Stock in exchange for this 20% net profits participation agreement. The stock carries a 4 to1 conversion feature which allows the holders to convert into 40,000,000 common shares of the Company.

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

NOTE 12 - SHAREHOLDERS’ EQUITY AND ISSUANCE OF STOCK

As of March 31, 2008, the authorized capital of the Company was 250,000,000,000 shares of common stock (with voting rights), par value $.001. For the nine months ended March 31, 2008 and 2007, the Company issued 1,001,655 and zero shares of common stock, respectively.

NOTE 13 - CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash. As of March 31, 2008, the Company maintains its cash accounts with financial institutions located in Pennsylvania, Florida, Texas and Nova Scotia. The Federal Deposit Insurance Corporation (FDIC) guarantees the Company's deposits in US-based financial institutions up to $100,000. Historically, the Company has not experienced any losses on its deposits in excess of federally insured guarantees.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 14 - NOTES PAYABLE

1) On June 4, 2007, the Company received $1,000,000 cash under a promissory note. Under the terms of the note, the Company is obligated to pay the note in one payment of all outstanding principal plus all accrued unpaid interest on or before the six month anniversary of the closing date unless the note holders agree to extend the note, in which case the note shall become a demand note, payable upon demand or at such later date as specified by the note holders to Company in writing, in the note holders’ sole discretion. The Company’s stock is the collateral that supports this note. Unless otherwise agreed or required by applicable law, payments will be applied first to any accrued unpaid interest; then to principal; then to any late charges; and then to any unpaid collection costs. The annual interest rate for this note is computed on a 365 days per year basis. Company will pay the note holders at their respective address or at such other place as the note holders may designate in writing. The interest rate on this note is six percent (6%) per annum calculated on the principal amount of the Note then outstanding. The Company may make a prepayment, in whole or in part, of this note without the prior consent of the note holders with no prepayment penalty. At the maturity date of the note, the note holders shall be entitled to purchase 250,000 shares of common stock of the Company at a price of $.20 per share. The note holders will also be entitled to purchase an additional 250,000 shares of common stock of the Company at the closing price of the Company stock as reported on the OTCBB on the closing date and, in addition, these shares must be exercised within one year from the closing date.

As of March 31, 2008, the holders of this note have verbally agreed to extend the payment date on the note. On February 28, 2008, the holders of this note exercised the first set of warrants. They purchased 250,000 shares of common stock of the Company for $50,000 with a per share price of $.20. As of March 31, 2008, there remains another warrant for the note holder to purchase 250,000 of common stock of the Company.

As of March 31, 2008, the total due under this note including principal and interest is $1,031,515.

For the three months ended March 31, 2008, the Company recognized the $50,000 as proceeds from the exercise of these warrants.

2) On June 29, 2005, the Company received $40,000 cash under a debenture note payable. Under the terms of the debenture, the debenture is due on June 29, 2008, including principal and accrued interest at a rate of 5.25% per annum. Management of the Company continues to review this debenture and the circumstances surrounding the continued dispute with the debenture holders. The debenture holders and the Company are in dispute because of issues related to the conversion rates relative to the current asking price of the Company’s common stock trading on the OTC Bulletin Board

As of March 31, 2008, the total due under this debenture including principal and interest is $105,261.

As of March 31, 2008, the total notes payable due including principal and interest are $1,136,736.

NOTE 15 - RELATED PARTY TRANSACTIONS

For the nine months ended March 31, 2008, there are no accruals for salaries and unreimbursed expenses for the officers of the parent company; Sovereign Exploration Associates, International, Inc.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 16. - RELATED PARTY NOTES PAYABLE

As of March 31, 2008, the related party notes payable were as follows:

Demand note payable - advances to Sovereign Exploration Associates International, Inc.	56,719

Demand Note payable of $500,000 plus accrued interest of $3,444 per month as a direct pass through from Nova Savings Bank - origination date was July 10, 2006 (b)	571,884

Term Note payable of $274,009 due June 13, 2008 plus at 6% per annum for the acquisition of LeChameau LeChameau Explorations Limited – June 13, 2007	292,736

Demand note payable of $350,000 plus accrued interest at 6% per annum for the purchase of the original permits	433,341

Demand Note payable of $250,000 plus accrued interest at 6% per annum for the balance of the Fantome Cove Project	275,274

Demand Note payable of $160,000 due on November 15, 2007 plus accrued interest of the lesser of 0.9% or the legal rate under Texas law – origination date was November 15, 2006 (a)	162,533

Demand note payable - advances to Interspace Explorations Limited plus accrued interest at 6% per annum	515,882

Demand note payable - advances to Sea Research, Inc.	574,355

Demand Note payable of $600,000 due on November 15, 2007 plus accrued interest of the lesser of 0.9% or the legal rate under Texas law – origination date was November 15, 2006 (a)	675,653

Total related party notes payable - all current	$3,558,438

(a) these two demand notes payable are being held by the chairman of the Company and an affiliated entity.  He has agreed to extend the due dates for payments on these notes, however, as of March 31, 2008; no formal documentation has been prepared to memorialize the extensions.

(b) this demand note payable is being held by the President and CEO of the Company.  He has agreed to extend the due date for payment on this note, however, as of March 31, 2008, no formal documention has been prepared to memorialize the extension.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 17 - LEGAL PROCEEDINGS

In a matter related to KMA Capital Partners Ltd, James Jenkins and Charles Giannetto, filed as KMA Capital Partners Ltd., v. Sovereign Exploration Association, Inc., et al, in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, the Company claims that KMA Capital Partners Ltd, James Jenkins and Charles Giannetto are in breach of a “Leak Out Agreement”, which restricts the number of shares of the Company’s common stock, traded as SVXA.OB, they are allowed to sell or transfer. As of June 30, 2006, the court entered an Order which limits Mr. Jenkins and Mr. Giannetto to selling no more than 2,000 shares of the Company’s common stock per trading day. As of March 31, 2008, there is no liability under this matter that requires the establishment of a liability within the accompanying consolidated financial statements.

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

It is the Company’s position that these debts are not the Company’s responsibility, to the extent that neither the debentures nor promissory notes were disclosed at the time Cali Holdings, Inc. was acquired by the Company. There are numerous defenses which the Company will be relying upon to support its legal position that these obligations are not its responsibility. As of March 31, 2008, the accompanying consolidated financial statements do not provide for any liability in the event that the Company is deemed responsible in this case.

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

The increasing complexity of the business environment and applicable authoritative accounting guidance required the Company to closely monitor its accounting policies. The following is a summary of the Company’s critical accounting policies and its intended to enhance your ability to assess its financial condition and results of operation and the potential volatility due to changes in estimates.

Valuation of Investments

The Company is no longer subject to independently valuing its private investments as value is defined in Section 2(a)(41) of the 1940 Act as, (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the board of directors.

As of March 31, 2008, the following is a list of the private companies in which the Company had an investment in and notes receivable, stated at the lower of cost or market value;

		Fair
		Market
Name of Company	Cost	Value

Gulf Coast Records, LLC
Minority Investment (49%) and Note Receivable	$1,006,717	$-

Reds Caribbean - held by Lavelle Holdings, Inc.
Minority Investment (30%)	$51,962	$51,962

Totals	$1,058,679	$51,962

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

Gulf Coast Records, LLC

The investment (a 49% minority interest) and note receivable in Gulf Coast Records, LLC was acquired as part of the Exchange Agreement dated October 17, 2005. In the year ended June 30, 2006, while reporting under the 40 Act as a business development company, the Board of Directors agreed with management’s assessment to write this investment down to zero based on the information received from the management of Gulf Coast Records, LLC. As of March 31, 2008, the investment in and note receivable to Gulf Coast is being carried as zero, which is the lower of cost or market.

Reds Caribbean

The investment (a 30% minority interest) in Reds Caribbean was acquired in the stock purchase agreement with the shareholders of Lavelle Holdings, Inc. on June 11, 2007. As of March 31, 2008, the Company is recording this investment at its cost of $51,962. Management expects to receive additional financial information before June 30, 2008 in order to ascertain the carrying value of this investment in Red Caribbean.

Valuation of Loans and Debt Securities

The Company did not value its loans or debt securities above cost, but loans and debt securities were subject to fair value write-down when the asset is considered impaired with respect to the Company’s investments. As of March 31, 2008, the note receivable to Gulf Coast Records, LLC of $832,849 was considered impaired and continues to be carried as zero. The investment is Reds Caribbean was acquired in June 2007 in conjunction with the acquisition of Lavelle Holdings, which is not considered as impaired and it is being carried at its original cost.

Financial Condition

Comparison of operating results for the three and nine months ended March 31, 2008 and 2007:

Net Sales

Net sales for the three months ended March 31, 2008 were $0, compared to $79,089 for the three months ended March 31, 2007. The sales were from the Company’s wholly-owned subsidiary, Lavelle Holdings, Inc. The Company’s other subsidiaries have yet to realize any revenue from the artifacts they have recovered to-date

As of March 31, 2008, Lavelle Holdings, Inc. has ceased operations subject to the review by the Company’s management to determine its business strategy going forward, as it relates to the business of Lavelle Holdings, Inc. The Company provided for the allowance for bad debts of $93,728, however, there were no other reserves provided for as of March 31, 2008 as they relate to Lavelle Holdings, Inc.

Net sales for the nine months ended March 31, 2008 were $395,550, compared to $421,210 for the nine months ended March 31, 2007. The sales were from the Company’s wholly-owned subsidiary, Lavelle Holdings, Inc. The Company’s other subsidiaries have yet to realize any revenue from the artifacts they have recovered to-date.

Gross Profit

Gross profit for the three months ended March 31, 2008 was $0 compared to $13,424 for the three months ended March 31, 2007. The decrease was due to no revenue being realized for the three months ended March 31, 2008.

Gross profit for the nine months ended March 31, 2008 was $155,300 compared to $168,962 for the nine months ended March 31, 2007. The decrease was due to lower sales.

Operating Expenses

Operating expenses for the three months ended March 31, 2008 were $474,764 compared to $558,028 for the three months ended March 31, 2007. The decrease was primarily due to stock issued for services for $288,530 during the quarter ended March 31, 2008. Salaries and wages decreased to zero because the officers of the parent company agreed to forego salaries starting in 2007.

Operating expenses for the nine months ended March 31, 2008 were $1,074,011 compared to $1,190,757, for the nine months ended March 31, 2007. The decrease was primarily due to stock issued for services for $320,530 during the nine months ended March 31, 2008.

Interest Expense

Interest expense for the three months ended March 31, 2008 was $41,941 compared to $75,411 for the three months ended March 31, 2007. The decrease was due to additional debt financing received by the Company, which was converted to equity.

Interest expense for the nine months ended March 31, 2008 was $124,080 compared to $121,136 for the nine months ended March 31, 2007. The increase was due to additional debt financing received by the Company.

Liquidity and Capital Resources

As of March 31, 2008, total assets increased by $629,480 or 16.2% to $4,517,981. Cash decreased by $54,994 primarily there was no realized revenue in the nine months ended March 31, 2008.

Capitalized costs increased by $963,920 or 28.7% to $3,308,936, which was primarily funded by the issuance of common stock, proceeds from notes payable and proceeds from related party notes payable.

The Company does not expect its cash on hand and cash generated from operations to be adequate to meet its cash needs at its current level of operations, including the next twelve months. The Company intends to seek to raise additional funds from investors, either directly or through its subsidiaries or controlled companies, including special-purpose entities formed to conduct specific marine exploration operations. There can be no assurance that the Company’s fund-raising efforts will be successful.

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

As of March 31, 2008, the Company did not have any off-balance sheet investments or hedging investments.

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

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

In a matter related to KMA Capital Partners Ltd, James Jenkins and Charles Giannetto, filed as KMA Capital Partners Ltd., v. Sovereign Exploration Association, Inc., et al, in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, the Company claims that KMA Capital Partners Ltd, James Jenkins and Charles Giannetto are in breach of a “Leak Out Agreement”, which restricts the number of shares of the Company’s common stock, traded as SVXA.OB, they are allowed to sell or transfer. As of June 30, 2006, the court entered an Order which limits Mr. Jenkins and Mr. Giannetto to selling no more than 2,000 shares of the Company’s common stock per trading day. As of March 31, 2008, there is no liability under this matter that requires the establishment of a liability within the accompanying consolidated financial statements.

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

It is the Company’s position that these debts are not its responsibility, to the extent that neither the debentures nor promissory notes were disclosed at the time Cali Holdings, Inc. was acquired by the Company. There are numerous defenses which the Company will be relying upon to support its legal position that these obligations are not its responsibility. As of March 31, 2008, the accompanying consolidated financial statements do not provide for any liability in the event that the Company is deemed responsible in this case.

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

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC

May 14, 2008	By:	/s/ Robert D. Baca
Date		Robert D. Baca
Chief Executive Officer

May 14, 2008	By:	/s/ Martin Thorp
Date		Martin Thorp
Chief Financial Officer