Form 10KSB/A
period 2007-06-30
Sovereign Exploration Associates International, Inc.
filed 2008-11-14
CIK 1019852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment no. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number 333-29903

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Utah	30-0123229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

503 East Washington Avenue, Suite 2D, Newtown, Pennsylvania	18940
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(215) 968-0200

Securities registered pursuant to Section 12(b) of the Act:	N/A

Securities registered pursuant to section 12(g) of the Act:	N/A

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☒

Note - Checking this box above will not relieve any registrant required to file reports pursuant to Section  13 of  15(d)  of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information  statements  incorporated  by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The issuer’s revenues for the year ended June 30, 2007 were $1,860,442.

The number of shares outstanding of the issuer's Common Stock as of September 17, 2007 was 33,682,017 shares. The aggregate market value of the Common Stock totaling 13,682,789 shares held by non-affiliates, based on the approximate average of the bid and asked prices of $0.18 per share as of September 17, 2007, was $2,495,302.

Transitional Small Business Disclosure Format (Check One): ☐ Yes   ☒ No

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

For any licenses that are owned by the Company, it must obtain an exploratory or disturbance permit before commencing exploratory operations.  The permit gives the holder the exclusive right to conduct exploratory operations in the area covered by the permit.  The  Company  holds or has rights to a number of these  permits and considers  that they make up a  significant  portion of its net  worth;  in many cases, the permits are owned by a third party who contracts with a subsidiary of the Company.  During the exploratory operations, the Company seeks to locate shipwrecks and to confirm their identification through examination of a limited number of salvaged items. Both exploratory and salvage operations are dependent upon favorable weather conditions.   For operations off the coast of Nova Scotia, where several of the Company’s sites are located, these are restricted to the warmer months of the year.

A separate recovery permit is required before the Company can make any substantial recoveries from a site.  Recoveries under a recovery permit require the involvement of a science team, which examines recovered items and turns its findings over to the applicable governmental authority. The artifacts must be thoroughly documented in accordance with commonly accepted historical and archaeological standards.  These records will be retained by the Company and made available to researchers by request.  After items have been recovered and examined, it generally is necessary to negotiate an in-kind sharing of recovered items with the governmental authority.  In the Company’s experience, this negotiation can take a year or more.  The Company then can began realizing on the recovered items through a deaccession process. An effort will be made to keep a deaccessioned artifact in the public domain by offering museums and similar institutions the opportunity to purchase the artifact at fair market value as determined by the average of no less then two independent appraisers adhering to the standards of the Appraisers Association of America standards. Consideration will be given to institutions in the region of origin.

The eventual deaccession will follow one of three options:

•
Sale - In order of preference, artifacts may be sold for fair market value to a museum, university or public institution collection; by publicly advertised auction to the highest bidder; or by private sale based upon fair market value.

•
Exchange  - With  approval  of the  Board of  Directors,  artifacts  can be  exchanged  for another artifact from a qualified  museum, university or public institution collection to further complete the present collection of that institution, when the exchanging institution has a policy allowing for final deaccession to a private entity.

•	Gift - With approval from the Board of Directors, artifacts may be deaccessed to a qualified museum, university or public institution collection to further complete a given collection.

Typically it will take a period of two to three years from the Company’s location of a shipwreck to when it begins to realize on its recoveries.  The Company may also realize returns from its intellectual property rights with respect to historically significant or interesting shipwrecks, such as the development and sale of documentaries and television specials, but these are expected to be no more than a secondary revenue source.  They may, however, increase interest in sales of recovered artifacts.  In an initial use of the Company's intellectual property, the Company has entered into a media partnership with Principle Pictures, Inc., planning the creation of at least five television documentaries and a series of companion books, educational tools, and interactive websites.

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

As of June 30, 2007, the Company, including its subsidiaries, has five (5) full-time employees.

The Company generally intends to finance specific recovery efforts through a system of project finance. The Company will form a special-purpose entity, typically a limited liability company, to conduct a specific recovery effort. The special-purpose entity will be managed by a subsidiary of the Company and will seek investment from affluent individuals to fund its operations. Such investors  may be collectors who seek an  in-kind share of recovered items, individuals who are  attracted by the opportunity to participate in a historically significant recovery effort, or investors attracted by the entity's potentially large gains. The Company’s share of proceeds will be reduced by the share distributable to the entity’s investors, which will vary with the amount of investment received.

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

The Company and Historic Discoveries had agreed to distribute 20% of the net profits arising out of the exploitation of permits, licenses, finder fees rights, contracts and other rights (collectively, "permits") held by ARC to its former corporate parent, Sovereign Marine Explorations, Inc. ("SME"), and to distribute 20% of the net profits arising out of the exploitation of permits held by SRI to its former corporate parent, Sea Hunt, Inc. ("Sea Hunt").  On May 19, 2007, the Company issued 10,000,000 shares of Convertible Preferred Stock in exchange for this 20% net profits participation agreement.  The stock carries a 4 to 1 conversion feature into 40,000,000 common shares of the Company.

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

Lavelle Holdings, Inc.

On June 11, 2007, the Company acquired 100% of the common stock of the Lavelle Holdings, Inc., a company based in Texas, for consideration of $300,000 cash at closing plus a cash amount equal to five (5) times the net profit of Lavelle Holdings, Inc. for a one (1) year period beginning on or the date that is six (6) months after the closing date.  This amount will be paid in cash and/or stock on or before nineteen (19) months following the closing date.  Management is unable to determine this amount of this contingent liability as of the balance sheet date of June 30, 2007.  If the Company becomes insolvent during the nineteen (19) months following the closing date, the selling shareholders have the right of refusal to repurchase the purchased stock from the Company.

In consideration for certain rights to purchase common stock of Lavelle Holdings, Inc. the Company paid $225,000, in cash, to the rights holders, at closing.  The total cash paid for this acquisition at closing on June 11, 2007 was $525,000.  Lavelle Holdings, Inc. is a wholly-owned subsidiary of the Company.

Pursuant to SFAS no. 141; the Company accounted for Lavelle Holdings, Inc. operations and cash flows for the year ended June 30, 2007 in its consolidated financial statements contained within this 10-KSB/A.  In addition, the Company considered the recognition of an increase or decrease in the provisional amount recognized for any identifiable asset or liability by means of a decrease or increase in goodwill.  As of the date of this transaction, there were no identifiable assets or liabilities that required recognition through a corresponding change in goodwill.

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

The sole asset of this company were licenses held under the Nova Scotia Treasure Trove Act and did not maintain any operations, therefore, there were no operations and cash flows for the year ended June 30, 2007.  In addition, the Company considered the recognition of an increase or decrease in the provisional amount recognized for any identifiable asset or liability by means of a decrease or increase in goodwill.  As of the date of this transaction, there were no identifiable assets or liabilities that required recognition through a corresponding change in goodwill.

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

SEC Filings

The Company's Quarterly Reports on Form 10-QSB for the periods ended March 31, 2007, December 31, 2006 and September 30, 2006 were based on preliminary  information that has in some cases been corrected in this Annual Report on Form 10-KSB/A.

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

The Company's Business Is Inherently Risky and Speculative

The Company’s business of historic shipwreck exploration and recovery is inherently risky, and the risks predominate at each step of the Company’s business model.

The value of the Company is largely dependent on permits giving the Company (through its subsidiaries and controlled companies) the exclusive right to exploration and recovery for historical shipwrecks in specified areas. The value of these permits is dependent, to a substantial degree, upon the research and data assembled by the Company indicating that a historical shipwreck is likely to be in the area.  Although the Company has access to a substantial amount of research and data, which has been compiled during various projects, all such research and data regarding shipwrecks is imprecise, incomplete and unreliable, as it is often composed of, or affected by, numerous assumptions, rumors, "legends," historical and scientific inaccuracies, and inaccurate interpretations that have become a part of such research and data over time. The shipwrecks sought by the Company generally have long disintegrated, and confirming their locations is difficult.  Even if the shipwrecks are accurately located in waters covered by the Company’s permits, the shipwrecks may have been salvaged or may not have had anything of value on board at the time of the sinking.

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

Even after the location of a historical shipwreck has been confirmed, it may require a period of years before the Company can realize revenue from salvage operations.  The Company generally must obtain a recovery permit before the Company can make any substantial recoveries from the site. Salvage operations generally require a substantial period of time to complete. Recovered items must be carefully examined by the Company’s science team. The Company then must negotiate with applicable government authorities, which generally are entitled to retain a portion of the recovered items. The issuance of recovery permits and negotiations with governmental authorities may result in delays particularly if there is public sentiment against salvage, there are multiple governmental claims to the shipwreck, or the recovered items are especially valuable or historically significant.

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

In the period from October 17, 2005 to September 22, 2006, although the Company had elected treatment as a business development company under the 1940 Act, the Company may not have met all of the requirements for treatment as a business development company, and some of the activities of it or its affiliates raised questions under the 1940 Act. The Company accordingly could face legal exposure in the event of either private litigation or a SEC enforcement action with respect to events either before or after the change in control.  Neither the SEC nor any private litigant has expressed a present intention of bringing such an action against the Company.

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

There is a Limited Public Trading Market for the Company’s Securities.

There is only a limited public trading market for the Company's securities and no assurances can be given that a liquid market, or active market, will develop or, if developed, that it will continue to be maintained.

Limitation on the Use of Net Operating Loss Carryforwards

Effective October 17, 2005, there was a change in control as defined under Section 382 of the Internal Revenue Code.  As of June 30, 2007, the Company had federal net operating loss carryforwards of approximately $853,311; portions of which expire yearly through 2027 (subject to certain limitations). This balance gives effect to annual limitations on the utilization of the loss carryforwards caused by "ownership changes" as defined in Section 382 of the Internal Revenue Code. If there is any additional ownership change, there can be no assurance as to the specific amount of net operating loss carryforwards available in any post-change year since the calculation is based upon a fact-dependent formula.

Item 1B. Unresolved Staff Comments.

N/A

Item 2. Description of Property.

The Company's principal offices are located at 503 Washington Avenue, Suite 2D, Newtown, Pennsylvania and 120 Alpine Road, West Palm Beach, Florida.  The offices in Pennsylvania and Florida are leased by affiliates of the Company and the Company utilizes some of the space. The offices are sufficiently equipped for the business of the Company as now conducted.

Item 3. Legal Proceedings.

On June 30, 2006,  the Company  entered into a Settlement Agreement and General Release ("Settlement  Agreement") among members of the Company's former management and their affiliates, James E. Jenkins, Charles Giannetto, KMA Capital Partners Ltd., KMA Capital Partners, Inc. and CF Holdings, LLC (collectively, the "Former Management Parties").  The purpose of the Settlement Agreement was to reach a  comprehensive  resolution  to the disputes  between the Company and the Former Management Parties, in particular an arbitration demand filed by KMA Capital  Partners,  Ltd. on or about December 29, 2005 (American Arbitration Association Case No.: 33-180-00463-05) relating to an Exchange Agreement dated October 17, 2005. The Settlement Agreement provides that the Former Management Parties release all claims that they may have against the Company, its parents, subsidiaries, affiliates, predecessors, successors, assigns, partners, agents, representatives and attorneys (collectively, "affiliated parties") and that the Company releases all claims it may have against the Former Management Parties.

In a matter related to KMA Capital Partners Ltd, James Jenkins and Charles Giannetto, filed as KMA Capital Partners Ltd., v. Sovereign Exploration Association, Inc., et al, in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, the Company claims that KMA Capital Partners Ltd, James Jenkins and Charles Giannetto are in breach of a “Leak Out Agreement”, which restricts the number of shares of the Company’s common stock, traded as SVXA.OB, they are allowed to sell or transfer.  As of June 30, 2006, the court entered an Order which limits Mr. Jenkins and Mr. Giannetto to selling no more than 2,000 shares of the Company’s common stock per trading day.  As of June 30, 2007 and 2006, there is no liability under this matter that requires the establishment of a liability within the accompanying consolidated financial statements.

The Company is one of several defendants in a law suit, Patricia A. Mullican v. Sovereign Exploration Associates International, Inc., et al in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida.  The plaintiff in this case is seeking damages for the alleged failure to pay two (2) debentures issued by TS&B Holdings to Mr. Mullican (one for $150,000 and the other for $250,000) as well as an unpaid promissory note for $50,000 plus accrued interest on the debentures and the promissory note along with attorney fees.  TS&B Holdings, Inc. subsequently became Cali Holdings, Inc., which was acquired by the Company in October 2005.  It is the Company’s position that these debts are not its responsibility, to the extent that neither the debentures nor promissory notes were disclosed at the time Cali Holdings, Inc. was acquired by the Company.  There are numerous defenses which the Company will be relying upon to support its legal position that these obligations are not its responsibility. As of June 30, 2007 and 2006, the accompanying consolidated financial statements do not provide for any liability in the event that the Company is deemed responsible in this case.

Item 4. Submission of Matters to a Vote of Security Holders.

Effective September 20, 2006, the shareholders of the Company voted, affirmative, to file the Company’s election to withdrawal its Business Development Company status under the Investment Company Act of 1940.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Dividends

The Company did not pay a cash dividend on its Common Stock during the years ended June 30, 2007 and 2006, respectively, and, by reason of its present financial status and its contemplated financial requirements, does not anticipate paying any cash dividends in the foreseeable future. It is anticipated that earnings, if any, which may be generated from operations will be used to finance the operations of the Company.

Unregistered/Registered Sales/Issuances of Equity Securities and Use of Proceeds

For the year ended June 30, 2006:

On October 5, 2005,  the  Company,  under prior  management,  issued 800,000 (split-adjusted)  shares  of  Common  Stock to KMA  Capital  Partners  Ltd.  The Company does not possess any documentation or knowledge regarding the consideration for which these shares were issued to KMA Capital Partners Ltd., nor has it been able to confirm that any consideration was received.  The shares were issued in a transaction exempt from registration under Section 4(2) of the 1933 Act, and the shares originally bore a restrictive legend. Subsequently, prior management caused the legend to be removed, and 400,000 shares were sold on the open market in December 2005.  These shares were the subject of arbitration between current and prior management. see Item 13 - Certain Relationships and Related Transactions. The remaining 400,000 shares have again been legended.

On November 15, 2005, the Company issued $800,000 of convertible debentures in exchange for finders’ rights and other assets were being held by SEAI - Spain. The debentures were due on November 15, 2006 with accrued interest at a rate of 6% per annum.  The Company may, at any time prior to November 15, 2006, convert the principal amount of the debentures into Common Stock of the Company at the average closing price of the Company's common stock for the ten business days prior to the conversion date. The debenture holders may, at any time after November 15, 2006, have converted the principal amount of the debentures into Common Stock of the Company at the average closing price of the Company's common stock for the ten business days prior to the conversion date. The Company relied upon the exemption from registration contained in Section 4(2) of the 1933 Act. As of November 15, 2006, these debentures along with accrued interest were converted into 848,000 common shares of the Company.

For the year ended June 30, 2007:

The Company issued the following common shares:

•	Issuance of common shares – settlement - prior management	910,000 (1)
•	Conversion of convertible debt – acquisition of SEAI - Spain	848,000
•	Conversion of convertible debt – private individual	95,851
•	Issuance of common shares – Rule 506 – Regulation D	700,000 (2)
•	Issuance of common shares – Rule 144 – Regulation D	350,000
•	Issuance of common shares – Services – S-8	735,000

Total common shares issued were 3,638,851; the par value of the common shares and the additional paid-in capital increased by $2,069,537.

(1)	Subject to a leak-out agreement
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

On March 7, 2007, the Board of Directors approved the Form S-8 registration for the 2006 Stock Incentive Plan for Employees and Consultants. 3,000,000 shares of the Company’s common stock were registered with the SEC in order to provide employees and consultants of the Company and its subsidiaries with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the Company and its subsidiaries, to join the interest of employees and consultants with the interest of the shareholders of the Company, and to facilitate attracting and retaining employees and consultants of exceptional ability.

Item 6. Restated Management’s Discussion and Analysis or Plan of Operation

THIS REPORT, INCLUDING THE DISCLOSURES BELOW, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES INCLUDE THE FACTORS DISCLOSED IN THE "RISK FACTORS" SECTION OF THIS ANNUAL REPORT ON FORM 10-KSB, WHICH READERS OF THIS REPORT SHOULD CONSIDER CAREFULLY.

The following information should be read in conjunction with the restated consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB/A.

CORRECTION OF ERRORS IN PREVIOUSLY ISSUED STATEMENTS

The Company determined that as an operating company and reporting pursuant to the 1934 Act, certain errors were discovered and corrected retrospectively pursuant to SFAS no. 154.  The following are the errors that were discovered and corrected:

a)	the classification and amortization of the licenses and permits,

b)	the depreciation of the research vessel and,

c)	the accounting for the write-off of the accrued and unpaid salaries and expenses to certain officers and directors.

The following table reflects the impact of the corrections on the restated consolidated balance sheet as of June 30, 2007:

	2007	2007
	As Corrected		Change
Current assets
Cash and cash equivalents	$542,336	$542,336	$-
Accounts receivable	323,493	323,493	-
Inventory	2,132,820	2,132,820	-
Total current assets	2,998,649	2,998,649	-

Equipment, net of depreciation	100,000	-	100,000
Total property and equipment	100,000	-	100,000

Other assets
Capitalized costs and permits	-	-	-
Research vessel	-	125,000	(125,000)
Licenses and permits, net of amortization	1,480,946	1,682,916	(201,970)
Investments, net of allowance of $173,868	51,962	51,962	-
Notes receivable, net of allowance of $832,849	-	-	-
Total other assets	1,532,908	1,859,878	(326,970)

Total assets	$4,631,557	$4,858,527	$(226,970)

Liabilities and Deficiency in Assets
Current liabilities
Accounts payable and accrued expenses	$752,657	$752,657	$-
Related party notes payable	3,459,359	3,459,359	-
Due to related parties	1,237,726	1,237,726	-
Convertible notes payable	1,000,000	1,000,000	-
Debentures payable	99,174	99,174	-
Total current liabilities	6,548,916	6,548,916	-
Total liabilities	6,548,916	6,548,916	-

Commitments and contingencies	-	-	-

Deficiency in assets
Class A - Preferred stock, no par value, 10,000 shares authorized, none issued and outstanding	-	-	-
Class B - Preferred stock, no par value, 10,000 shares authorized, none issued and outstanding	-	-	-
Class C - Convertible Preferred stock, $.001 par value, 10,000 shares authorized, none issued and outstanding	-	-	-
Class D - Preferred stock, no par value, 10,000 shares authorized, none issued and outstanding	-	-	-
Preferred stock - Series A, $0 par value, 100,000,000 shares authorized;			-
none issued and outstanding as of June 30, 2007	-	-	-
Common stock - $.001 par value, 250,000,000,000 shares authorized; 29,842,017 issued and outstanding	29,842	29,842	-
Additional paid-in capital	20,119,147	20,565,550	446,403
Minority interest	(803,530)	(803,530)	-
Accumulated deficit	(21,262,818)	(20,589,445)	(673,373)
Total deficiency in assets	(1,917,359)	(797,583)	(1,119,776)
			-
Total liabilities and deficiency in assets	$4,631,557	$5,751,333	$(1,119,776)

A - Entry to reclassify the research vessel from other assets to property and equipment

B - To record $25,000 in depreciation expense for the research vessel that was available for use during the fiscal year ended June 30, 2007

C - To record the $201,970 for the amortization of the licenses and permits owned by the Company for the fiscal year ended June 30, 2007

D - To record the $25,000 in depreciation expenses for the research vessel and the $201,970 for the amortization of the licenses and permits for the fiscal year ended June 30, 2007

The following table reflects the impact of the corrections on the restated consolidated statement of operations for the fiscal year ended June 30, 2007:

	2007	2007
	As Corrected			Change

Revenue	$1,860,442	$1,860,442		$-
Cost of sales	1,474,632	1,474,632		-
Gross profit	385,810	385,810		-
Operating expenses				-
Salaries and wages	562,547	116,144	A	446,403
General and administrative	585,304	585,304		-
Legal and professional fees	318,497	318,497		-
Total operating expenses	1,466,348	1,019,945		446,403
Loss from operations	(1,080,538)	(634,135)		(446,403)
Other income (expenses)
Depreciation and amortization	(226,970)	-	B	(226,970)
Interest income	1,351	1,351		-
Interest expense	(144,532)	(144,532)		-
Total other (income) expenses	(370,151)	(143,181)		(226,970)
Operating loss before income taxes	(1,450,689)	(777,316)		(673,373)
Provision for income taxes	-	-		-
Net loss	$(1,450,689)	$(777,316)	C	(673,373)
Net loss per common share
Basic	$(0.05)	$(0.03)	D	(0.02)
Diluted	$(0.05)	$(0.03)		$(0.02)
Weighted average of common shares outstanding
Basic	27,580,209	27,580,209		-
Diluted	30,132,628	30,132,628		-

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements.

A - The accrued and unpaid salaries and expenses of certain officers and directors increase the operating expenses by $446,403.
This amount was adjusted through additional paid in capital to reflect the write-off of the accrued and unpaid salaries and expenses of certain officers and directors on June 30, 2007.

B - For the fiscal year ended June 30, 2007, the $226,970 in depreciation and amortization is as follows: $25,000 in depreciation for the research vessel and the $201,970 is for the amortization of the licenses and permits owned by the Company.  See Note 4 for a description of the fixed assets and Note 5 for a description of the licenses and permits

C - For the fiscal year ended June 30, 2007, the net loss increased by $673,373  for these corrections.

D - For the fiscal year ended June 30, 2007, the net effect of the corrections was $(0.02) on the basic and diluted net loss per common share of the Company.

The following table reflects the impact of the corrections on the restated
consolidated balance sheet as of June 30, 2006:

	2006	2006
	As Corrected		Change
Current assets
Cash and cash equivalents	$570	$570	$-
Inventory	1,614,004	-	1,614,004
Total current assets	1,614,574	570	1,614,004
			-
Other assets			-
Capitalized costs and permits	-	3,463,890	(3,463,890)
Research vessel	-	-	-
Licenses and permits, net of amortization	1,682,916	-	1,682,916
Investments, net of allowance of $173,868	-	-	-
Notes receivable, net of allowance of $832,849	-	-	-
Total other assets	1,682,916	3,463,890	(1,780,974)

Total assets	$3,297,490	$3,464,460	$(166,970)
Current liabilities
Accounts payable and accrued expenses	$347,528	$347,528	$-
Related party notes payable	2,583,955	2,583,955	-
Due to related parties	817,929	817,929	-
Convertible notes payable	800,000	800,000	-
Debentures payable	121,840	121,840	-
Total current liabilities	4,671,252	4,671,252	-
Total liabilities	4,671,252	4,671,252	-
			-
Commitments and contingencies	-	-	-

Deficiency in assets
Common stock - $.001 par value, 250,000,000,000 shares authorized; 26,203,166 issued and outstanding	26,203	26,203	-
Additional paid-in capital	19,215,694	19,215,694	-
Minority interest	(803,530)	(803,530)	-
Accumulated deficit	(19,812,129)	(19,645,159)	(166,970)
Total deficiency in assets	(1,373,762)	(1,206,792)	(166,970)
			-
Total liabilities and deficiency in assets	$3,297,490	$3,464,460	$(166,970)

A - The capitalized costs and permits are being reclassified to inventory and permits at the earliest date possible pursuant to SFAS no. 154.  These reclassifications had no effect on the net loss for the fiscal year ended June 30, 2006

B - The amortization expense of $166,970 is being recorded for the amortization of the licenses and permits for the fiscal year ended June 30, 2006.  The $166,970 increased the net loss for the fiscal year ended June 30, 2006

The following table reflects the impact of the corrections on the restated consolidated statement of operations as of June 30, 2006:

	2006	2006
	As Corrected			Change

Revenue	$-	$-		$-
Cost of sales	-	-		-
Gross profit	-	-		-
Operating expenses				-
Termination of employment and consulting agreements	600,000	600,000		-
Salaries and wages	802,680	802,680		-
General and administrative	507,890	507,890		-
Legal and professional fees	304,978	304,978		-
Total operating expenses	2,215,548	2,215,548		-
Loss from operations	(2,215,548)	(2,215,548)		-
Other income (expenses)
Depreciation and amortization	(166,970)	-	A	(166,970)
Interest expense	(40,184)	(40,184)		-
Total other (income) expenses	(207,154)	(40,184)		(166,970)
Operating loss before income taxes	(2,422,702)	(2,255,732)		(166,970)
Provision for income taxes	-	-		-
Net loss	$(2,422,702)	$(2,255,732)		(166,970)
Net loss per common share
Basic	(0.09)	$(0.08)	B	(0.01)
Diluted	$(0.08)	$(0.07)		$(0.01)
Weighted average of common shares outstanding
Basic	28,022,592	28,022,592		-
Diluted	28,022,592	28,022,592		-

A - Amortization expense of $166,970 is being recorded for the amortization of the licenses and permits for the fiscal year ended June 30, 2006.  The $166,970 increased the net loss for the fiscal year ended June 30, 2006

B - For the fiscal year ended June 30, 2006, the net effect of the correction was an increase of $0.01  on the basic and diluted net loss per common share of the Company.

BASIS OF PRESENTATION AND CHANGE IN REPORTING STATUS

The accompanying Restated Consolidated Financial Statements present the two (2) full fiscal years ended June 30, 2007 and 2006, which are that of an operating company pursuant to the 1934 Act. As an operating company, the required financial statement presentation and accounting for securities held by the Company utilize either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment.  The Company and its subsidiaries are reflected for financial accounting purposes as one consolidated entity.

The accompanying Restated Consolidated Statements of Deficiency in Assets have been revised pursuant to paragraph 23 of SFAS no. 154 to reflect the beginning June 30, 2005 equity accounts, as filed, followed by one line identified as “Change in Reporting Entity Status” giving effect to the change in reporting entity status to the earliest period resulting in adjusted balances at June 30, 2005.

The following table reflects the changes in the beginning June 30, 2005 equity accounts for the change in reporting status of the Company from a BDC to an operating company:

	Class C Convertible Preferred Stock		Common Stock		Additional paid-in	Stock Subscription	Minority	Accumulated	Unrealized Depreciation of
	Shares	Par Value	Shares	Par Value	capital	Receivable	Interest	Deficit	Investments	Total
Balance, June 30, 2005	10,000	$10,000	55,837	$56	$17,316,337	$(4,760)	$-	$(17,207,468)	$(657,328)	$(543,163)

Change in reporting entity status	(10,000)	(10,000)	-	-	1,925,504	4,760	(803,530)	(181,959)	657,328	1,592,103

Balance, June 30, 2005	-	-	55,837	$56	$19,241,841	$-	$(803,530)	$(17,389,427)	$-	$1,048,940

The net effect on the total stockholders’ equity as of June 30, 2005 was $1,592,103, which consists of the following adjustments:

1.	$657,328 in the unrealized depreciation of investments for the elimination of this account.
2.	$(181,959) in the accumulated deficit to account for the change in loss as an operating company versus a BDC.
3.	$(803,530) in minority interests for the capital investments in the Company’s subsidiaries from unrelated parties.
4.	$4,760 in stock subscription receivable to eliminate this account.
5.
$1,925,504 in the additional paid in capital for the net effect of the change in the reporting entity pursuant to SFAS no. 154; $2,240,163 for the effect of the issuance of common stock for the escrow/exchange agreements, $(23,583) for the effect of the common shares issued with the exchange agreement and $(291,076) for the net effect of the disposal of the assets of the Company prior to the exchange agreement in October 2005.

6.	$(10,000) for the elimination of the Class C Convertible Preferred Stock.

The $(1,612,517) after the June 30, 2006 balances in the accompanying restated statement was to account for the adjustment necessary at the earliest possible date under SFAS no. 154 for this entry that relates to the exchange agreement in October 2005.

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

For the years ended June 30, 2007 and 2006, the Company has presented the accompanying restated consolidated financial statements to comply with Regulation S-X as an operating company under the 1934 Act.

For the year ended June 30, 2005 and prior years, the Company prepared its financial statements in accordance with accounting principles generally accepted in the United States of America for investment companies under the 1940 Act.

The Restated Consolidated Statement of Deficiency in Assets as of June 30, 2005 has been restated to reflect the change in the reporting entity status at the earliest possible date as presented pursuant to SFAS no. 154 for the change from a business development company reporting pursuant to the 1940 Act to an operatng company reporting pursuant the 1934 Act.

Because the Company has withdrawn its BDC election and has presented the accompanying restated consolidated financial statements as of and for the years ended June 30, 2007 and 2006 and will not in future periods prepare its financial statements as an investment company, the financial statements discussed herein for the year ended June 30, 2007 and 2006, are not comparable to any prior years.

On November 6, 2008, the Company filed Form 8-K stating that the Company’s previously issued financial statements for the fiscal year ended June 30, 2007 should not be relied upon.

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

Valuation of Investments

The Company is no longer subject to valuing its private investments at fair value as defined in Section 2(a)(41) of the 1940 Act,  (i) the  market  price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the board of directors.

As of June 30, 2007, the following is a list of the private companies in which the Company had an investment in and notes receivable, stated at the lower of cost or market value;

Name of Company	Cost	FMV
Gulf Coast Records, LLC –
Investment and Note Receivable	$1,006,717	$-
Reds Caribbean – Investment	$51,962	$51,962
Totals	$1,058,679	$51,962

As of June 30, 2007 and 2006, the Company’s investments in entities that accounted for under the equity method, wherein the Company owns less than 50% (more than 20%) of the membership interests or capital stock are reflected at the lower of cost or market.  Since there is typically no readily ascertainable market value for the investments in its portfolio, the Company valued substantially all of its investments at the lower of cost or market as determined in good faith by the board of directors pursuant to a valuation policy and consistent valuation process.  Because of the inherent uncertainty in determining the fair value of investments that do not have a readily ascertainable market value, the fair value of its investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Gulf Coast Records, LLC

The investment (a 49% minority interest) and note receivable in Gulf Coast Records, LLC was acquired as part of the Exchange Agreement dated October 17, 2005.  In the year ended June 30, 2006, while reporting under the 40 Act as a business development company, the Board of Directors agreed with management’s assessment to write this investment down to zero based on the information received from the management of Gulf Coast Records, LLC.  For the years ended June 30, 2007 and 2006, the investment in and note receivable to Gulf Coast is being carried as zero, which is the lower of cost or market.

Reds Caribbean

The investment (a 30% minority interest) in Reds Caribbean was acquired in the stock purchase agreement with the shareholders of Lavelle Holdings, Inc. on June 11, 2007.  As of June 30, 2007, the Company is recording this newly acquired investment at its cost of $51,962.

For the year ended June 30, 2007 and for future years, the Company expects to not record any changes in estimated fair value or have any "net increase (decrease) in unrealized (depreciation) appreciation” in its statement of operations.

Valuation of Loans and Debt Securities

The Company did not value its loans or debt securities above cost, but loans and debt securities were subject to fair value write-down when the asset is considered impaired with respect to the Company’s investments. As of June 30, 2007 and 2006, the note receivable to Gulf Coast Records, LLC of $832,849 was considered impaired and continues to be carried as zero.  The investment is Reds Caribbean was acquired in June 2007 in conjunction with the acquisition of Lavelle Holdings, which is not considered as impaired and it is being carried at its cost.

Financial Condition

As of June 30, 2007 as compared with June 30, 2006:

Total assets increased by $1,334,067 or 40% to $4,631,557. Cash increased by $541,766 primarily because of the $1,000,000 cash the Company received under the note payable in June 2007.  Accounts receivable of $323,493 is that of Lavelle Holdings, Inc., a wholly-owned subsidiary of the Company.

Investments of $51,962 represent Lavelle Holdings, Inc’s minority ownership in Reds Caribbean.

The cash and cash equivalents of $542,336 and $570 were approximately 11% and 0.2% of total assets as of June 30, 2007 and 2006.

Inventory increased by $518,816 or 27%, which was primarily funded by the issuance of common stock, proceeds from notes payable and proceeds from related party notes payable.

Results of Operations

For the year ended June 30, 2007 as compared with the year ended June 30, 2006::

For the year ended June 30, 2007:

The revenue for the year ended June 30, 2007 was derived all from the Company’s subsidiary, Lavelle Holdings, Inc. Lavelle Holdings specializes in offshore project management and subsea marine services. The company has unique expertise in underwater cable installation, laying of offshore pipelines, subsea risers, ROV (remote operated vehicles) and saturation diving services. Lavelle's technical team is one of the best companies in the industry at implementing complex subsea installations and salvage operations.

The loss from operations was $1,080,538 primarily due to the lack of significant revenues and the related cost of being a public company.  The Company has yet to realize any revenue from the artifacts it has recovered to-date.  There was a write-off of accrued/unpaid salaries, and expenses owed to related parties of $446,403.  This amount is being recorded as an operating expense and the write-off is being adjusted through additional paid in capital.

Net loss was $1,450,689.  Depreciation and amortization of $226,970 was for the licenses, permits and equipment, which are being amortized or depreciated over their respective lives of five years. The interest expense of $144,532 was incurred due to the accrued interest on the notes payable, the debenture payable and the related party notes payable.

Net cash used in operating activities was $1,226,473 primarily from the net loss, change in accounts receivable and accounts payable, and the increase in inventory

For the year ended June 30, 2006:

The Company realized zero revenue in the year ended June 30, 2006.

The loss from operations of $2,215,548 of primarily due to the lack of significant revenues and the related cost of being a public company along with significant costs related the exchange agreement in October 2005 wherein the Company incurred cost of $600,000 for the termination of employment and consulting agreements.

Net loss was $2,422,702, which consists of the loss from operations along with depreciation and amortization of $166,970 and the interest expense of $40,184.

Net cash used in operating activities was $3,596,505 primarily from the net loss, change in accounts receivable and accounts payable and the increase in inventory.

Operating Expenses

Total operating expenses for the year ended June 30, 2007 were $1,466,348 as compared to $2,215,548 for the year ended June 30, 2006. The operating expenses consisted of $562,547 in salaries and wages of which $446,403 was a write-off of accrued/unpaid salaries, and expenses owed to related parties. This amount is being recorded as an operating expense and the write-off is being adjusted through additional paid in capital. There were $585,304 in general administrative expenses and $318,497 in legal and professional fees.  A significant amount of the legal and accounting fees of approximately $150,000 incurred during the year ended June 30, 2007 were due to the Company’s withdrawal of its election to be a Business Development Company (BDC) under the 1940 Act, which was effective in September 2006.

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

Debt Financing

On June 4, 2007, the Company received $1,000,000 cash under a promissory note.  Under the terms of the note, Company is obligated to pay the note in one payment of all outstanding principal plus all accrued unpaid interest on or before the six month anniversary of the closing date unless the holders agree to extend the note, in which case the note shall become a demand note, payable upon demand or at such later date as specified by holders to Company in writing, in holders sole discretion. The Company’s stock is the collateral that supports this note. Unless otherwise agreed or required by applicable law, payments will be applied first to any accrued unpaid interest; then to principal; then to any late charges; and then to any unpaid collection costs.  The annual interest rate for this Note is computed on a 365 days per year basis.  The Company will pay the holders at holders’ address or at such other place as the holders may designate in writing. The interest rate on this Note is six percent (6%) per annum calculated on the principal amount of the Note then outstanding. Company may make a prepayment, in whole or in part, of this Note without the prior consent of the holders with no prepayment penalty.  At the maturity date of the note, the holders shall be entitled to purchase 250,000 shares of common stock of the Company at a price of $.20 per share. The holders will also be entitled to purchase an additional 250,000 shares of common stock of the Company at the closing price of the Company stock as reported on the OTCBB on the closing date (June 4, 2007) and, in addition, these shares must be exercised within one year from the closing date.

All proceeds of the equity and debt financing for the year ended June 30, 2007 were used for the stated operations of the Company. As of June 30, 2007, the Company maintained a cash balance in checking and money market accounts of $542,336 at five banking institutions located in Pennsylvania, Florida, Texas and Nova Scotia.

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

As of June 30, 2007 and 2006, the Company did not have any off-balance sheet investments or hedging investments.

Impact of Inflation

The Company does not believe that its business was materially affected by inflation, other than the impact inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuation to underlying earnings, all of which will influence the value of the Company's investments.

Item 7.  Financial Statements

The Company's consolidated financial statements together with the related notes and the report of  independent registered public accounting firm, are set forth beginning on page F-1 of this Form 10-KSB/A.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

CEO and CFO Certifications

As of the end of the year covered by this Form 10-KSB/A, the Company carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer ("the Certifying Officers"), an evaluation of the effectiveness of our "disclosure controls and procedures." The certifications of the CEO and the CFO required by Rules 13a-14(a) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Certifications") are filed as exhibits to this report.

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

Based on management's evaluation (with participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, the principal executive officer and principal financial officer concluded that there were deficiencies identified in the Company's internal controls over financial reporting which constituted a "material weakness." Accordingly, management concluded that the Company's disclosure controls and procedures were not effective.

The material weakness was the result of an insufficient number of personnel to provide effective, and timely, oversight and review over the Company's financial close and reporting process due to limited financial resources.

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

It is the responsibility of Company's management to establish and maintain adequate internal control over financial reporting. The material weakness identified relates to an insufficient number of personnel to provide effective oversight and review over our financial close and reporting process. This is the result of limited financial resources. These control deficiencies in the aggregate resulted in misstatements in the fiscal year end consolidated financial statements for June 30, 2007 and 2006 for the Company to report as an operating company pursuant to the 1934 Act.

Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Form 10-KSB/A.

Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were not effective, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms.

1.
The Company determined that as an operating company and reporting pursuant to the 1934 Act, certain errors were discovered and corrected retrospectively pursuant to SFAS no. 154.  The following are the errors that were discovered and corrected; the classification and amortization of the licenses and permits, the depreciation of the research vessel, and the accounting for the write-off of the accrued and unpaid salaries and expenses.

There have been no changes to the Company's internal controls over financial reporting that occurred during our last fiscal quarter of the year ended June 30, 2007, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

For the fiscal year ended June 30, 2007, management did conduct an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, it has concluded that notwithstanding the foregoing, the Company's internal controls over financial reporting were not effective as of June 30, 2007, and there were material weaknesses in financial reporting that have been discovered upon our management’s evaluation. The errors as stated elsewhere in this 10-KSB/A were corrected as of June 30, 2007 and 2006, respectively. Their related impact on the accompanying restated consolidated financial statements have been fully disclosed.

As noted in this 10-KSB/A, the Company has limited resources available. We have addressed these issues and upon obtaining additional funding and employ additional personnel, we will implement programs to ensure the proper segregation of duties and reporting channels.

This Form 10-KSB/A does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Item 8A (T). Controls and Procedures

Not applicable

Item 8B. Other Information.

Not applicable.

PART III

Item 9. Directors and Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16 (A) of the Exchange Act

Officers and Directors

Name, Age and Address	Position and Length of time with the Company

Principal Occupation, Business Experience and Directorships

Robert D. Baca	President, CEO and
(51)	Director since October 2005
503 Washington Avenue,
Suite 2D
Newtown, PA 18940

President and CEO of Sovereign Exploration Associates International, (2005-present); Chief Financial Officer of Sovereign Marine Exploration, Inc. (2004-present); President of Monarch Group (consulting) (2001-present); President of Premier Neurodiagnostics, LLC (mobile EMG (neurology services) (2004 – Present)  Chief Financial Officer of Artifact Recovery and Conservation, Inc. (marine recovery) (2005-present); President of Clinical Strategy Partners, LLC (subject recruiting); (2005-2006); President of Monarch Clinical Strategies (subject recruiting) (2004-2005)

John J. Barr	Director since October 2005
(50)
503 Washington Avenue,
Suite 2D
Newtown, PA 18940

Attorney, Palmer & Barr, PC. (1989 – Present)

James J. Cavan	Vice President since October 2005
(41)
503 Washington Avenue,
Suite 2D
Newtown, PA 18940

Director of Research of Drexel University College Associates International of Medicine (2003-2005); Associate Director and Director of Research Office, University of Medicine and Dentistry of Medicine and Dentistry of New Jersey (2003)

Kevin J. Conner	Director since October 2005
(45)
503 Washington Avenue,
Suite 2D
Newtown, PA 18940

Managing Director, Conner & Associates, PC (CPA firm) (1992 – Present)
General Partner, Westrock Partners (Private Investment Firm) (1994 – Present)

Donald G. Conrad	Director since October 2005
(77)
503 Washington Avenue,
Suite2D
Newtown, PA 18940

Retired, Chevy Chase Bank, F.S.B.

Barry Gross	Senior Vice President and Secretary since October 2005
(56)
503 Washington Avenue
Suite 2D
Newtown, PA 18940

Senior Vice President-Project Operations of Sovereign Exploration (2005-present); Northeast Regional Manager of Taut, Inc. (laparoscopic medical device manufacturer) (2001- present)

Peter Knollenberg	Chairman and Director since October 2005
(57)
503 Washington Avenue,
Suite 2D
Newtown, PA 18940

Curtis R. Sprouse	Chief Operating Officer since October 2005
(42)
503 Washington Avenue
Suite 2D
Newtown, PA 18940

President and CEO of Boston Market Strategies, Inc. (consulting) (1993-present); President and CEO of iBall, Inc. (software consulting) (2003-present); Operating Officer of Sovereign Exploration (2005-present); Chief  Operating Officer of  Sovereign Marine  Exploration, Inc. (2005-present);  Chief Operating Officer of Artifact Recovery and Conservation (marine exploration) (2005-present); Vice President of Clinical Strategy Partners (2005-2006); Vice President of Research Clinical Strategies (subject recruiting) (2004-2005)

Compliance with Section 16(a) of the Exchange Act

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

Code of Ethics

The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics because the Company’s Board of Directors feels the Company's small size makes written standards of conduct unnecessary.  However, the Company will consider whether to add a written code of ethics in the future.

Audit, Nominating and Compensation Committees

As of June 30, 2007, the Company does not have a separate Audit Committee because the Board of Directors determined that a separate Audit Committee was not necessary due to the relatively small size of the Company.  The Company's Board of Directors serves as the Audit Committee, overseeing (i) the integrity of the Company's financial statements; (ii) the independent registered public accounting firm's qualifications and independence; (iii) the performance of the Company's internal audit function and independent registered public accounting firm; and (iv) the Company's compliance with legal and regulatory requirements.

Item 10. Executive Compensation.

The following table discloses compensation received for each of the two fiscal years ended June 30, 2007 and June 30, 2006 by (i) the Company's Chief Executive Officer and (ii) the other highly compensated executive officers.

Name and principal position	Fiscal year	Salary ($)	Bonus ($)	Other Annual Compensation

Robert D. Baca, President and CEO	2007	$0	$0	$0
	2006	$185,000	$0	$0

Curtis R. Sprouse,	2007	$0	$0	$0
Chief Operating Officer	2006	$185,000	$0	$0

James Cavan, Vice President	2007	$0	$0	$0
	2006	$150,000	$0	$0

Employment Agreements

As of June 30, 2007 and 2006, respectively, the Company had no employment contracts.

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

Name and Address (1)	Number		Percent
	of Shares		of Outstanding
Robert D. Baca
President, Chief Executive
Office and Director	11,909,790	(2)	35.2%

Barry Gross
Vice President and Secretary.	11,822,582	(3)	34.9%

Peter Knollenberg
Chairman of the Board	11,860,238	(4)	35.0%

Curtis R. Sprouse
Chief Operating Officer	11,824,725	(5)	34.9%

Robert McKinnon
Vice – President	11,791,368	(6)	34.9%

Martin Thorp
Chief Financial Officer and Director	100,000		*

Donald G. Conrad
Director	240,000		*

Kevin J. Conner
Director	174,800		*

John J. Barr
Director	20,000		*

James Caven
Vice President	7,242		*

Robert Holloway
Vice – President	-		*

All Executive Officers
and Directors as a Group	24,357,067	(7)	71.9%

Sea Hunt, Inc.
120 Alpine Road
West Palm Beach, FL 33405	11,791,368		34.8%

Sovereign Marine Explorations, Inc.
503 Washington Avenue, Suite 2D
Newtown, PA 18940	11,791,368		34.8%

* - Denotes less than 1% of the outstanding common shares on September 17, 2007

1.	The address for each Director and executive officer is c/o Sovereign Exploration Associates International Inc., 503 Washington Avenue, Suite 2D, Newtown, PA 18940.

2.
Includes 73,422 shares owned directly and 11,791,368 shares as to which Mr. Baca may be deemed to have beneficial ownership by reason of his status as a director and officer of Sovereign Marine Explorations, Inc. ("SME"). Mr. Baca disclaims beneficial ownership of shares held by SME.

3.
Includes 31,214 shares owned directly and 11,791,368 shares as to which Mr. Gross may be deemed to have beneficial ownership by reason of his status as a director and officer of SME. Mr. Gross disclaims beneficial ownership of shares held by SME.

4.
Includes 24,000 shares owned directly and 11,791,368 shares as to which Mr. Knollenberg may be deemed to have beneficial ownership by reason of his status as president, director, and sole shareholder of Sea Hunt, Inc.

5.
Includes 13,653 shares owned directly, 19,704 shares held through the Boston Market Strategies, Inc. Employee Profit Sharing Plan ("BMSI"), and 11,791,368 shares as to which Mr. Sprouse may be deemed to have beneficial ownership by reason of his status as a director and officer of SME.  Mr. Sprouse disclaims beneficial ownership of shares held by SME and through BMSI.

6.	Includes 11,791,368 shares that may be beneficially owned by directors and officers of SME, each of whom disclaims beneficial ownership of such shares.

7.
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

On May 19, 2007, the Company issued 10,000,000 shares of Convertible Preferred Stock in exchange for this 20% net profits participation agreement.  The stock carries a 4 to 1 conversion feature into 40,000,000 common shares of the Company.

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

Prior to the change in control on October 17, 2005, the Company was a party to executive management contracts with James E. Jenkins, its President and Chief Executive Officer, and Charles Giannetto, its Secretary and General Counsel. In addition, the Company was a party to a consulting contract with KMA, pursuant to which KMA provided it with consulting services. In consideration of the termination of the executive management contracts and the consulting contract, Historic Discoveries agreed to pay to Mr. Jenkins, Mr. Giannetto, and KMA an aggregate of $600,000 and to provide them with 5% of the Company's Common Stock. Sea Hunt paid Mr. Jenkins, Mr. Giannetto, and KMA $300,000 at the closing of the Exchange Agreement.  As noted above, Sea Hunt holds 45% of the outstanding Common Stock, and its president and sole shareholder, Mr. Knollenberg, is the Chairman of the Company. In addition, Venture Planning Inc., another Company controlled by Mr. Knollenberg provided Mr. Jenkins, Mr. Giannetto, and KMA with, and subsequently paid a note for the remaining $300,000. Because the underlying obligations to Mr. Jenkins, Mr. Giannetto, and KMA were obligations of the Company, the Company has booked a note payable of $600,000, which remains outstanding, to Sea Hunt and Venture Planning Inc. in consideration of their payment of these amounts.

Following the change in control on October 17, 2005, certain disputes arose between the Company and Mr. Jenkins, Mr. Giannetto and KMA. As a result of these disputes, the Company did not issue any common stock of the Company to Mr. Jenkins, Mr. Giannetto, or KMA, and they commenced an arbitration proceeding against the Company. The Company and Mr. Jenkins, Mr. Giannetto, KMA, KMA Capital Partners, Inc., and CF Holdings, LLC (collectively, the "Former Management Parties") on June 30, 2006, entered into a Settlement Agreement and General Release (the "Settlement Agreement") in order to reach a comprehensive resolution of their disputes.

The Settlement Agreement provides that the Former Management Parties release all claims that they may have against the Company, its parents, subsidiaries, affiliates, predecessors, successors, assigns, partners, agents, representatives, and attorneys (collectively, "affiliated parties") and that the Company releases all claims it may have against the Former Management Parties and their respective affiliated parties. The Settlement Agreement also provides that the Company will issue 303,333 shares of common stock of the Company to KMA Capital Partners, Inc. (the successor by merger to KMA), 303,333 shares of common stock of the Company to Mr. Jenkins, and 303,334 shares of Common Stock to Mr. Giannetto.

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

Item 13. Exhibits

(a)	The following exhibits are incorporated as part of this Amended 10KSB annual report:
3(i)	Articles of Incorporation, as Amended
3(ii)	By-Laws
10.1	Exchange Agreement
10.2	Settlement Agreement
10.3	Stock Purchase Agreements – Lavelle Holdings, Inc.
10.4	Stock Purchase Agreement – LeChameau Explorations Limited
21	Subsidiaries of Registrant
31.1	Section 302 CEO Certification
31.2	Section 302 CFO Certification
32.1	Section 906 CEO and CFO Certification
32.2	Section 906 CEO and CFO Certification

Item 14. Principal Accounting Fees and Services.

FEES PAID TO THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

During the fiscal year ended June 30, 2007, professional audit services were performed for the Company by Baumann, Raymondo & Company, P.A., the Company’s independent registered public accounting firm. During the fiscal years ended June 30, 2007 and 2006 professional tax services were performed by Conner & Associates, PC, certified public accountants.  Set forth below is information relating to the aggregate fees billed by Baumann Raymondo and Conner & Associates for professional services rendered. All fees and services were approved by the Board before the respective firms were engaged.

Audit Fees.  The aggregate fees billed, or to be billed, for the audit of the Company annual financial statements, review of the financial statements included in the Company's Form 10-QSB filings, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements were $59,312 and $37,205 for fiscal years ended June 30, 2007 and 2006, respectively.

Audit-Related Fees.  Baumann Raymondo did not perform any services for assurance or related services on behalf of the Company that were reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" during the fiscal years ended June 30, 2007 and 2006.

Tax Fees. The aggregate fees billed, or to be billed, by Conner & Associates, PC for professional services related to the preparation of the consolidated tax returns and other tax compliance services were $18,200 and $12,250 during the fiscal years ended June 30, 2007 and 2006, respectively.

All Other Fees.

Not applicable.

PRE-APPROVAL POLICY FOR SERVICES BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors has implemented procedures for the pre-approval of all engagements of the Company’s independent registered public accounting firm for both audit and permissible non-audit services, including the fees and terms of each engagement. The Board annually meets with the independent registered public accounting firm and reviews and pre-approves all audit-related services prior to the commencement of the audit engagement.

Index to Restated Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Restated Consolidated Balance Sheets	F-3

Restated Consolidated Statements of Operations	F-4

Restated Consolidated Statements of Deficiency in Assets	F-5

Restated Consolidated Statements of Cash Flows	F-6

Notes to Restated Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sovereign Exploration Associates International, Inc.
Newtown, Pennsylvania

We have audited the consolidated balance sheets of Sovereign Exploration Associates International, Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, deficiency in assets, and cash flows, for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovereign Exploration Associates International, Inc. and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in notes 2 and 3 to the consolidated financial statements, the consolidated financial statements have been restated.

As discussed in note 2 to the consolidated financial statements Sovereign Exploration Associates International, Inc. changed its reporting status for the year ending June 30, 2006 from a business development company to an operating company.

As discussed in note 3 to the consolidated financial statements Sovereign Exploration Associates International, Inc. corrected errors in recording depreciation, amortization and write-off of unpaid salaries and expenses due to officers and directors.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the restated consolidated financial statements, the Company suffered recurring losses from operations and has not yet realized any revenues. This raises substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Baumann, Raymondo & Company, P.A.

Baumann, Raymondo & Company P.A.
Tampa, Florida
October 11, 2007, except as to the restatement discussed in notes 2 and 3 to the consolidated financial statements which is as of November 7, 2008

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
RESTATED CONSOLIDATED BALANCE SHEETS
June 30, 2007 and 2006

Assets
	2007	2006
	Restated	Restated
Current assets
Cash and cash equivalents	$542,336	$570
Accounts receivable	323,493	-
Inventory	2,132,820	1,614,004
Total current assets	2,998,649	1,614,574

Equipment, net of depreciation	100,000	-

Other assets
Licenses and permits, net of amortization	1,480,946	1,682,916
Investments, net of allowance of $173,868	51,962	-
Notes receivable, net of allowance of $832,849	-	-
Total other assets	1,532,908	1,682,916

Total assets	$4,631,557	$3,297,490

Liabilities and Deficiency in Assets
Current liabilities
Accounts payable and accrued expenses	$752,657	$347,528
Related party notes payable	3,459,359	2,583,955
Due to related parties	1,237,726	817,929
Convertible notes payable	1,000,000	800,000
Debentures payable	99,174	121,840
Total current liabilities	6,548,916	4,671,252
Total liabilities	6,548,916	4,671,252

Commitments and contingencies	-	-

Deficiency in assets
Class A - Preferred stock, no par value, 10,000 shares authorized, none issued and outstanding	-	-
Class B - Preferred stock, no par value, 10,000 shares authorized, none issued and outstanding	-	-
Class C - Convertible Preferred stock, $.001 par value, 10,000 shares authorized, none issued and outstanding	-	-
Class D - Preferred stock, no par value, 10,000 shares authorized, none issued and outstanding	-	-
Preferred stock - Series A, $0 par value, 100,000,000 shares authorized; None issued and outstanding as of June 30, 2007, and 10,000,000 issued and outstanding as of June 30, 2006	-	-
Common stock - $.001 par value, 250,000,000,000 shares authorized; 29,842,017 issued and outstanding as of June 30, 2007, and 26,203,166 issued and outstanding as of June 30, 2006	29,842	26,603
Additional paid-in capital	20,119,147	19,215,694
Minority interest	(803,530)	(803,530)
Accumulated deficit	(21,262,818)	(19,812,129)
Total deficiency in assets	(1,917,359)	(1,373,762)
Total liabilities and deficiency in assets	$4,631,557	$3,297,490

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended June 30, 2007 and 2006

	2007	2006
	Restated	Restated

Revenue	$1,860,442	$-
Cost of sales	1,474,632	-
Gross profit	385,810	-

Operating expenses
Termination of employment and consulting agreements	-	600,000
Salaries and wages	562,547	802,680
General and administrative	585,304	507,890
Legal and professional fees	318,497	304,978
Total operating expenses	1,466,348	2,215,548

Loss from operations	(1,080,538)	(2,215,548)

Other income (expenses)
Depreciation and amortization	(226,970)	(166,970)
Interest income	1,351	-
Interest expense	(144,532)	(40,184)
Total other expenses	(370,151)	(207,154)

Operating loss before income taxes	(1,450,689)	(2,422,702)

Provision for income taxes	-	-

Net loss	$(1,450,689)	$(2,422,702)

Net loss per common share
Basic	$(0.05)	$(0.09)
Diluted	$(0.05)	$(0.09)
Weighted average of common shares outstanding
Basic	27,580,209	28,022,592
Diluted	30,132,628	28,022,592
Dividends declared per common share	$-	$-

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
RESTATED CONSOLIDATED STATEMENTS OF DEFICIENCY IN ASSETS
For the years ended June 30, 2007 and 2006

	Class C Convertible		Series A				Additional	Stock			Net Unrealized
	Preferred Stock		Preferred Stock		Common Stock		paid-in	Subscription	Minority	Accumulated	Depreciation
	Shares	Par Value	Shares	Par Value	Shares	Par Value	capital	Receivable	Interest	Deficit	of investments	Total

Balance, June 30, 2005	10,000	$10,000	-	-	55,837	$56	$17,316,337	$(4,760)	$-	$(17,207,468)	$(657,328)	$(543,163)

Change in reporting entity status	(10,000)	(10,000)	-	-	-	-	1,925,504	4,760	(803,530)	(181,959)	657,328	1,592,103

Balance, June 30, 2005	-	-	-	-	55,837	56	19,241,841	-	(803,530)	(17,389,427)	-	1,048,940

Post - split common shares issued per Exchange Agreement	-	-	-	-	26,147,203	26,147	(26,147)	-	-	-	-	0

Rounding stock split	-	-	-	-	126	-	-	-	-	-		-

Net loss	-	-	-	-	-	-	-	-	-	(2,422,702)	-	(2,422,702)

Balance, June 30, 2006	-	-	-	-	26,203,166	26,203	19,215,694	-	(803,530)	(19,812,129)	-	(1,373,762)

Adjustment	-	-	-	-	-	-	(1,612,517)	-	-	-	-	(1,612,517)

Capital contribution - Sea Quest	-	-	-	-	-	-	125,000	-	-	-	-	125,000

Conversion of convertible debt to common shares	-	-	-	-	943,851	944	881,562	-	-	-	-	882,506

Issuance of common shares	-	-	-	-	2,695,000	2,695	1,063,005	-	-	-	-	1,065,700

Issuance of Series A Preferred Stock in exchange for revenue participation agreement	-	-	10,000,000	-	-	-	-	-	-	-	-	-

Write-off of accrued and unpaid salaries and expenses	-	-	-	-	-	-	446,403	-	-	-	-	446,403

Net loss	-	-	-	-	-	-	-	-	-	(1,450,689)	-	(1,450,689)

Balance, June 30, 2007	-	$-	10,000,000	-	29,842,017	$29,842	$20,119,147	$-	$(803,530)	$(21,262,818)	$-	$(1,917,359)

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2007 and 2006

	2007	2006
	Restated	Restated

Cash flows from operating activities:
Net loss	$(1,450,689)	$(2,422,702)
Adjustments to reconcile net loss from operations to
net cash used in operating activities:
Stock issued for services	376,200	-
Depreciation and Amortization	226,970	166,970
(Increase) decrease in:
Accounts receivable	(323,493)	3,692
Inventory	(518,816)	(1,614,004)
Increase in accounts payable and accrued expenses	463,355	269,539

Net cash (used in) operating activities	(1,226,473)	(3,596,505)

Cash flows from investing activities
Purchases of licenses and permits	-	(1,849,886)
Purchase of business	(525,000)
Purchase of equipment	(125,000)	-
Purchase of investment	(51,962)	-

Net cash (used in) investing activities	(701,962)	(1,849,886)

Cash flows from financing activities
Proceeds from the issuance of common stock, net	175,000	2,014,043
Proceeds from notes payable	1,000,000	-
Proceeds from due to related parties	419,797	817,929
Proceeds from related party notes payable	875,404	2,583,955

Net cash provided by financing activities	2,470,201	5,415,927

Net increase(decrease) in cash and cash equivalents	541,766	(30,464)

Cash and cash equivalents , beginning of year	570	31,034

Cash and cash equivalents, end of year	$542,336	$570

Supplemental disclosure of cash flow information:
Interest paid	$263	$-
Taxes paid	$-	$-

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
For the years ended June 30, 2007 and 2006

Non-cash investing and financing activities	2007	2006
	Restated	Restated
Common stock issued for:
Settlement - prior management	$364,000	$-
Conversion of convertible debt – acquisition of SEAI - Spain	848,000	-
Conversion of convertible debt – private individual	34,506	-
Rule 144 – Regulation D	150,500	-
Services	176,200	-

Note payable issued for:
Acquisition of LeChameau Limited	$274,009	$-

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 and 2006

NOTE 1    NATURE OF ORGANIZATION

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

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of June 30, 2007, the Company’s subsidiaries were development stage enterprises, except for Gulf Coast Records, LLC, which is accounted for on the equity method of accounting. In addition, Lavelle Holdings, Inc, a wholly-owned subsidiary of the Company, is a subsea consulting service company wherein it provides project management, personnel, equipment and specialized services to the petroleum, marine, and aviation industries and is not in its development stage.

As of June 30, 2006, the Company’s subsidiaries were development stage enterprises, except for Gulf Coast Records, LLC, which is accounted for on the equity method of accounting.

SFAS no. 7, Accounting and Reporting by Development Stage Enterprises, defines a development stage enterprise as one that is devoting substantially all of its efforts to establishing a new business and either planned principal operations have not commenced or planned principal operations have commenced but there has been no significant revenue.  Several artifacts have been recovered, but for the years ended June 30, 2007 and 2006, there was no revenue from the Company’s historical shipwreck recovery business.

The accompanying restated consolidated financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company’s subsidiaries have capitalized all of their ocean explorations and archaeologically sensitive recoveries of artifacts, treasure trove and/or cargo from shipwrecks costs to-date.  The Company plans to obtain additional financing through the sale of publicly traded stock, limited liability company member units of its subsidiaries and/or debt financing. There is no assurance these efforts will be successful. The financial statements do not include any adjustments relating to the recoverability and classifications of reported asset amounts or the amounts of liabilities that might result from the outcome of that uncertainty.

BASIS OF PRESENTATION AND CHANGE IN REPORTING STATUS

The accompanying Restated Consolidated Financial Statements present the two (2) full fiscal years ended June 30, 2007 and 2006, which are that of an operating company pursuant to the 1934 Act. As an operating company, the required financial statement presentation and accounting for securities held by the Company utilize either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment.  The Company and its subsidiaries are reflected for financial accounting purposes as one consolidated entity.

The accompanying Restated Consolidated Statements of Deficiency in Assets have been revised pursuant to paragraph 23 of SFAS no. 154 to reflect the beginning June 30, 2005 equity accounts, as filed, followed by one line identified as “Change in Reporting Entity Status” giving effect to the change in reporting entity status to the earliest period resulting in adjusted balances at June 30, 2005.

The following table reflects the changes in the beginning June 30, 2005 equity accounts for the change in reporting status of the Company from a BDC to an operating company:

	Class C Convertible Preferred Stock		Common Stock		Additional	Stock			Unrealized Depreciation
	Shares	Par Value	Shares	Par Value	paid-in capital	Subscription Receivable	Minority Interest	Accumulated Deficit	of Investments	Total
Balance, June 30, 2005	10,000	$10,000	55,837	$56	$17,316,337	$(4,760)	$-	$(17,207,468)	$(657,328)	$(543,163)

Change in reporting entity status	(10,000)	(10,000)	-	-	1,925,504	4,760	(803,530)	(181,959)	657,328	1,592,103

Balance, June 30, 2005	-	-	55,837	$56	$19,241,841	$-	$(803,530)	$(17,389,427)	$-	$1,048,940

The net effect on the total stockholders’ equity as of June 30, 2005 was $1,592,103, which consists of the following adjustments:

1.	$657,328 in the unrealized depreciation of investments for the elimination of this account.

2.	$(181,959) in the accumulated deficit to account for the change in loss as an operating company versus a BDC.

3.	$(803,530) in minority interests for the capital investments in the Company’s subsidiaries from unrelated parties.

4.	$4,760 in stock subscription receivable to eliminate this account.

5.
$1,925,504 in the additional paid in capital for the net effect of the change in the reporting entity pursuant to SFAS no. 154; $2,240,163 for the effect of the issuance of common stock for the escrow/exchange agreements, $(23,583) for the effect of the common shares issued with the exchange agreement and $(291,076) for the net effect of the disposal of the assets of the Company prior to the exchange agreement in October 2005.

6.	$(10,000) for the elimination of the Class C Convertible Preferred Stock.

The $(1,612,517) after the June 30, 2006 balances in the accompanying restated statement was to account for the adjustment necessary at the earliest possible date under SFAS no. 154 for this entry that relates to the exchange agreement in October 2005.

Principles of Consolidation

The accompanying restated consolidated financial statements, as presented herein, are prepared on the accrual basis of accounting under the principles of consolidation consisting of the accounts of the Company and its subsidiaries.

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

Lavelle Holdings, Inc.

On June 11, 2007, the Company acquired 100% of the common stock of the Lavelle Holdings, Inc., a company based in Texas, for consideration of $300,000 cash at closing plus a cash amount equal to five (5) times the net profit of Lavelle Holdings, Inc. for a one (1) year period beginning on or the date that is six (6) months after the closing date.  This amount will be paid in cash and/or stock on or before nineteen (19) months following the closing date.  Management is unable to determine this amount of this contingent liability as of the balance sheet date of June 30, 2007.  If the Company becomes insolvent during the nineteen (19) months following the closing date, the selling shareholders have the right of refusal to repurchase the purchased stock from the Company. In consideration for certain rights to purchase common stock of Lavelle Holdings, Inc. the Company paid $225,000, in cash, to the rights holders at closing.  The total cash paid for this acquisition at closing on June 11, 2007 was $525,000. Lavelle Holdings, Inc. is a wholly-owned subsidiary of the Company.  Pursuant to SFAS no. 141, the Company accounted for Lavelle Holdings, Inc. operations and cash flows for the year ended June 30, 2007 in its consolidated financial statements contained within this 10-KSB/A.  In addition, the Company considered the recognition of an increase or decrease in the provisional amount recognized for any identifiable asset or liability by means of a decrease or increase in goodwill.  As of the date of this transaction, there were no identifiable assets or liabilities that required recognition through a corresponding change in goodwill.

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

The sole asset of this company were licenses held under the Nova Scotia Treasure Trove Act and did not maintain any operations, therefore, there were no operations and cash flows for the year ended June 30, 2007.  In addition, the Company considered the recognition of an increase or decrease in the provisional amount recognized for any identifiable asset or liability by means of a decrease or increase in goodwill.  As of the date of this transaction, there were no identifiable assets or liabilities that required recognition through a corresponding change in goodwill.

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

Reds Caribbean

The investment (a 30% minority interest) in Reds Caribbean was acquired in the stock purchase agreement with the shareholders of Lavelle Holdings, Inc. on June 11, 2007. As of June 30, 2007, the Company is recording this newly acquired investment at its cost of $51,962.  As of June 30, 2007, the Company has determined that the fair value in accordance with SFAS no.141 of the investment in Reds Caribbean is reflected at its original cost, which is the lower of its cost or fair value.  The Company receives periodic management reports from Reds Caribbean wherein management of the Company reviews the financial statements, as presented to determine the fair value of this investment.

Revenue Recognition

The Company recognizes revenue using the accrual method of accounting wherein revenue is recognized when earned.

Allowance for Bad Debts

As of June 30, 2006, there were zero accounts receivable. As of June 30, 2007, the $323,493 in accounts receivable and the allowance for bad debts of $0 were all for Lavelle Holdings, Inc., a wholly-owned subsidiary of the Company.  Allowance for bad debts is a management estimate based management’s review of historical billing and collection activity along with management’s expectations under the balance sheet method contained in the allowance method, which is in conformity with generally accepted accounting principles.  The balance in the allowance account is taken into consideration and the adjusting entry brings the allowance account up to the desired amount.  If the allowance account has a debit balance, it is “overdrawn”.  In other words, there have been more write-offs than planned.

If the allowance account has a credit balance, it has a positive balance and has not been utilized as fully as was expected.   Accounting for bad debts expense is done only at the end of the accounting period and is done as an adjusting entry.  The bad debt expense account is not used at the time individual accounts are written off.  The adjusting entry looks identical under either the income statement method or the balance sheet method (since direct write-off is not GAAP, the Company does not do journal entries related to the method).  The adjusting journal entry replenishes the allowance account, which is a contra-asset account and is in effect a reserve for uncollectible accounts.

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

Cash and Cash Equivalents

For the purpose of the Restated Consolidated Statements of Cash Flows, the Company considers cash equivalents to be all highly liquid securities with an original maturity date of three months or less.

Advertising costs

For the years ended June 30, 2007 and 2006, the Company did not incur any advertising costs.

Segments

As of June 30, 2007 and 2006, the Company operated as one segment as defined by the Statement of Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 ("FAS 157"), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to FAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair Value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does expect the adoption of FAS 157 to have an effect on its financial statements.

NOTE 3    CORRECTION OF ERRORS IN PREVIOUSLY ISSUED STATEMENTS

The Company determined that as an operating company and reporting pursuant to the 1934 Act, certain errors were discovered and corrected retrospectively pursuant to SFAS no. 154.  The following are the errors that were discovered and corrected:

d)	the classification and amortization of the licenses and permits,

e)	the depreciation of the research vessel and,

f)	the accounting for the write-off of the accrued and unpaid salaries and expenses to certain officers and directors.

The following table reflects the impact of the corrections on the restated consolidated balance sheet as of June 30, 2007:

	2007	2007
	As Corrected		Change
Current assets
Cash and cash equivalents	$542,336	$542,336	$-
Accounts receivable	323,493	323,493	-
Inventory	2,132,820	2,132,820	-
Total current assets	2,998,649	2,998,649	-

Equipment, net of depreciation	100,000	-	100,000
Total property and equipment	100,000	-	100,000

Other assets
Capitalized costs and permits	-	-	-
Research vessel	-	125,000	(125,000)
Licenses and permits, net of amortization	1,480,946	1,682,916	(201,970)
Investments, net of allowance of $173,868	51,962	51,962	-
Notes receivable, net of allowance of $832,849	-	-	-
Total other assets	1,532,908	1,859,878	(326,970)

Total assets	$4,631,557	$4,858,527	$(226,970)

Liabilities and Deficiency in Assets
Current liabilities
Accounts payable and accrued expenses	$752,657	$752,657	$-
Related party notes payable	3,459,359	3,459,359	-
Due to related parties	1,237,726	1,237,726	-
Convertible notes payable	1,000,000	1,000,000	-
Debentures payable	99,174	99,174	-
Total current liabilities	6,548,916	6,548,916	-
Total liabilities	6,548,916	6,548,916	-

Commitments and contingencies	-	-	-

Deficiency in assets
Class A - Preferred stock, no par value, 10,000 shares authorized, none issued and outstanding	-	-	-
Class B - Preferred stock, no par value, 10,000 shares authorized, none issued and outstanding	-	-	-
Class C - Convertible Preferred stock, $.001 par value, 10,000 shares authorized, none issued and outstanding	-	-	-
Class D - Preferred stock, no par value, 10,000 shares authorized, none issued and outstanding	-	-	-
Preferred stock - Series A, $0 par value, 100,000,000 shares authorized;			-
none issued and outstanding as of June 30, 2007	-	-	-
Common stock - $.001 par value, 250,000,000,000 shares authorized; 29,842,017 issued and outstanding	29,842	29,842	-
Additional paid-in capital	20,119,147	20,565,550	446,403
Minority interest	(803,530)	(803,530)	-
Accumulated deficit	(21,262,818)	(20,589,445)	(673,373)
Total deficiency in assets	(1,917,359)	(797,583)	(1,119,776)
			-
Total liabilities and deficiency in assets	$4,631,557	$5,751,333	$(1,119,776)

A - Entry to reclassify the research vessel from other assets to property and equipment

B - To record $25,000 in depreciation expense for the research vessel that was available for use during the fiscal year ended June 30, 2007

C - To record the $201,970 for the amortization of the licenses and permits owned by the Company for the fiscal year ended June 30, 2007

D - To record the $25,000 in depreciation expenses for the research vessel and the $201,970 for the amortization of the licenses and permits for the fiscal year ended June 30, 2007

The following table reflects the impact of the corrections on the restated consolidated statement of operations for the fiscal year ended June 30, 2007:

	2007	2007
	As Corrected			Change

Revenue	$1,860,442	$1,860,442		$-
Cost of sales	1,474,632	1,474,632		-
Gross profit	385,810	385,810		-
Operating expenses				-
Salaries and wages	562,547	116,144	A	446,403
General and administrative	585,304	585,304		-
Legal and professional fees	318,497	318,497		-
Total operating expenses	1,466,348	1,019,945		446,403
Loss from operations	(1,080,538)	(634,135)		(446,403)
Other income (expenses)
Depreciation and amortization	(226,970)	-	B	(226,970)
Interest income	1,351	1,351		-
Interest expense	(144,532)	(144,532)		-
Total other (income) expenses	(370,151)	(143,181)		(226,970)
Operating loss before income taxes	(1,450,689)	(777,316)	C	(673,373)
Provision for income taxes	-	-		-
Net loss	$(1,450,689)	$(777,316)		(673,373)
Net loss per common share
Basic	$(0.05)	$(0.03)	D	$(0.02)
Diluted	$(0.05)	$(0.03)		$(0.02)
Weighted average of common shares outstanding
Basic	27,580,209	27,580,209		-
Diluted	30,132,628	30,132,628		-

See accompanying notes to consolidated financial statements, which are an integral part of the financial statements.

A - The accrued and unpaid salaries and expenses of certain officers and directors increase the operating expenses by $446,403.
This amount was adjusted through additional paid in capital to reflect the write-off of the accrued and unpaid salaries and expenses of certain officers and directors on June 30, 2007.

B - For the fiscal year ended June 30, 2007, the $226,970 in depreciation and amortization is as follows: $25,000 in depreciation for the research vessel and the $201,970 is for the amortization of the licenses and permits owned by the Company.  See Note 4 for a description of the fixed assets and Note 5 for a description of the licenses and permits.

C - For the fiscal year ended June 30, 2007, the net loss increased by $673,373 for these corrections.

D - For the fiscal year ended June 30, 2007, the net effect of the corrections was $(0.02) on the basic and diluted net loss per common share of the Company.

The following table reflects the impact of the corrections on the restated
consolidated balance sheet as of June 30, 2006:

	2006	2006
	As Corrected		Change
Current assets
Cash and cash equivalents	$570	$570	$-
Inventory	1,614,004	-	1,614,004
Total current assets	1,614,574	570	1,614,004
			-
Other assets			-
Capitalized costs and permits	-	3,463,890	(3,463,890)
Research vessel	-	-	-
Licenses and permits, net of amortization	1,682,916	-	1,682,916
Investments, net of allowance of $173,868	-	-	-
Notes receivable, net of allowance of $832,849	-	-	-
Total other assets	1,682,916	3,463,890	(1,780,974)

Total assets	$3,297,490	$3,464,460	$(166,970)
Current liabilities
Accounts payable and accrued expenses	$347,528	$347,528	$-
Related party notes payable	2,583,955	2,583,955	-
Due to related parties	817,929	817,929	-
Convertible notes payable	800,000	800,000	-
Debentures payable	121,840	121,840	-
Total current liabilities	4,671,252	4,671,252	-
Total liabilities	4,671,252	4,671,252	-
			-
Commitments and contingencies	-	-	-

Deficiency in assets
Common stock - $.001 par value, 250,000,000,000 shares authorized; 26,203,166 issued and outstanding	26,203	26,203	-
Additional paid-in capital	19,215,694	19,215,694	-
Minority interest	(803,530)	(803,530)	-
Accumulated deficit	(19,812,129)	(19,645,159)	(166,970)
Total deficiency in assets	(1,373,762)	(1,206,792)	(166,970)
			-
Total liabilities and deficiency in assets	$3,297,490	$3,464,460	$(166,970)

A - The capitalized costs and permits are being reclassified to inventory and permits at the earliest date possible pursuant to SFAS no. 154.  These reclassifications had no effect on the net loss for the fiscal year ended June 30, 2006

B - The amortization expense of $166,970 is being recorded for the amortization of the licenses and permits for the fiscal year ended June 30, 2006.  The $166,970 increased the net loss for the fiscal year ended June 30, 2006

The following table reflects the impact of the corrections on the restated consolidated statement of operations as of June 30, 2006:

	2006	2006
	As Corrected			Change

Revenue	$-	$-		$-
Cost of sales	-	-		-
Gross profit	-	-		-
Operating expenses				-
Termination of employment and consulting agreements	600,000	600,000		-
Salaries and wages	802,680	802,680		-
General and administrative	507,890	507,890		-
Legal and professional fees	304,978	304,978		-
Total operating expenses	2,215,548	2,215,548		-
Loss from operations	(2,215,548)	(2,215,548)		-
Other income (expenses)
Depreciation and amortization	(166,970)	-	A	(166,970)
Interest expense	(40,184)	(40,184)		-
Total other (income) expenses	(207,154)	(40,184)		(166,970)
Operating loss before income taxes	(2,422,702)	(2,255,732)		(166,970)
Provision for income taxes	-	-		-
Net loss	$(2,422,702)	$(2,255,732)		$(166,970)
Net loss per common share
Basic	(0.09)	$(0.08)	B	(0.01)
Diluted	$(0.08)	$(0.07)		$(0.01)
Weighted average of common shares outstanding
Basic	28,022,592	28,022,592		-
Diluted	28,022,592	28,022,592		-

A - Amortization expense of $166,970 is being recorded for the amortization of the licenses and permits for the fiscal year ended June 30, 2006.  The $166,970 increased the net loss for the fiscal year ended June 30, 2006

B - For the fiscal year ended June 30, 2006, the net effect of the correction was an increase of $0.01 on the basic and diluted net loss per common share of the Company.

NOTE 4    FIXED ASSETS

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

As June 30, 2006, there were zero fixed assets.  As of June 30, 2007, the Company’s equipment consisted of a research vessel owned by one of the Company’s wholly-owned subsidiaries.  The research vessel was available for use and is being depreciated over its useful life of five years using a straight line method of depreciation.

For the years ended June 30, 2007 and 2006, depreciation expense was $25,000 and $0, respectively.

NOTE 5    Inventory and Permits

As of June 30, 2007 and 2006, all costs related to the Nova Scotia diving operations and permits are being capitalized as inventory and permits because all of the costs relate to the recovery operations for artifacts on the ships for which the Company has received permits from the Nova Scotia government. Periodically, management reviews the cost of its recovery operations and assesses the viability of its recovery operations on each of the sites to determine the estimated fair value of the artifacts recovered to-date and prospects for future operations.  As of June 30, 2007 and 2006, management of the Company determined that all of the sites under recovery operations had viable operations and the prospect for future operations were positive.

At the time the Company starts to realize revenue from the sale of artifacts that it recovers on sites that the Company owns the permits, management will start to expense a portion of inventory based on an estimated percentage of the total recovery per the Company’s research and the ship’s manifest.  In the event the Company decides to discontinue diving operations, all inventory and permit costs will be expensed in the period that the Company discontinues operations.

As of June 30, 2007 and 2006, management of the Company determined that all of the sites under recovery operations had viable operations and the prospect for future operations were positive.

There are licenses in Nova Scotia that provide the Company with the rights to apply for permits related to ships , all located off the coast of Nova Scotia.  These licenses carry the rights to apply for various permits required for research, diving and recovery operations.  They all have a useful life of five years, and such will be amortized over this period of time starting with the date of acquisition.

For the finders rights’ agreements for Spain; there are no expiration or cut off dates for these agreements related to the four wreck sites located in Spanish waters.  In accordance with SFAS no. 142, these intangible assets do not have a finite life, these amounts will not be amortized, however, management ill assess their impairment on a periodic basis.

As of June 30, 2007, management tested all of the licenses, permits, and finders rights for impairment to comply with paragraph 8.b of SFAS no. 144 and determined no impairment had taken place at such date.

For the years ended June 30, 2007 and 2006, the amortization expense is $201,970 and $166,970, respectively.

NOTE 6    STOCK ISSUED FOR SERVICES

During the year ended June 30, 2007, the Company issued 735,000 shares of common stock for services rendered on behalf of the Company.  The value of the stock issued for services rendered for the year ended June 30, 2007 was $376,200, which is being classified as general and administrative expenses or legal and professional fees in the accompanying restated consolidated financial statements.

During the year ended June 30, 2006, the Company did not issue stock for services.

NOTE 7    INCOME TAXES

Pursuant to the Exchange Agreement dated October 17, 2005, substantial ownership of the Company was transferred and according to provisions of the Internal Revenue Code under section 382, this transaction limits the future deductibility of loss carryforwards for federal income tax purposes starting with fiscal year that ended June 30, 2006.

The Company has approximately $310,926 in gross deferred tax assets at June 30, 2007, resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. As of June 30, 2007, the Company has federal net operating loss carry forwards of approximately $777,316 available to offset future taxable income through 2027.

For the year ended June 30, 2007, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	34%
State taxes - net of federal benefits	5%
Valuation allowance	39%

Income tax rate – net	0%

Net change in valuation was $310,926.

NOTE 8    LEASE ARRANGEMENTS

The Company maintains shared office space in Pennsylvania and Florida with unrelated companies controlled by certain officers of the Company.  The Company shares office space with these companies at no cost. Rent expense for the year ended June 30, 2007 was $0

NOTE 9    DEBENTURES  PAYABLE

5.25% convertible debenture to a company dated June 29, 2005 with an initial principal balance of $40,000 due no later than June 29, 2008; outstanding
principal and interest. This convertible debenture is currently in dispute.	$99,174

Total notes payable, current	$99,174

For the year ended June 30, 2007, the Company incurred interest expense on this convertible debenture of $7,263.  This convertible debenture was incurred prior to October 2005 by prior management.  There is a dispute because of the corresponding stock price as of August 11, 2005 vs. June 30, 2007.  Interest continues to be accrued until both parties agree on an acceptable number of shares to be issued to settle this debenture

During the year ended June 30, 2007, the Company issued 95,851 shares of common stock at a per share price of $.36 in the settlement of a convertible note payable with a balance including principal and accrued interest of $34,506.

NOTE 10    AGREEMENTS

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

On May 19, 2007, the Company issued 10,000,000 shares of Convertible Preferred Stock in exchange for this 20% net profits participation agreement.  The stock carries a 4 to 1 conversion feature which allows the holders to convert into 40,000,000 common shares of the Company.

The Fantome project (Fantome Cove Treasure Trove License 150, LLC. a subsidiary of ARC) sold a 2.06% equity interest for a capital investment of $411,530, and the LeChameau project (Interspace Explorations, LLC, a subsidiary of ARC) sold a 26.0% ownership interest and 40% profit participation interest for $392,000.  As of June 30, 2007 and 2006, the total minority interest in these two entities is $803,530.

NOTE 11    SETTLEMENT AGREEMENT AND GENERAL RELEASE

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

NOTE 12    SHAREHOLDERS’ EQUITY AND ISSUANCE OF STOCK

As of June 30, 2007, the authorized capital of the Company was 250,000,000 shares of common stock (with voting rights), par value $.001.

For the year ended June 30, 2007, the Company issued the following common shares:

● Issuance of common shares – settlement - prior management	910,000	(1)
● Conversion of convertible debt – acquisition of SEAI - Spain	848,000
● Conversion of convertible debt – private individual	95,851
● Issuance of common shares – Rule 506 – Regulation D	700,000	(2)
● Issuance of common shares – Rule 144 – Regulation D	350,000
● Issuance of common shares – Services – S-8	735,000

Total common shares issued were 3,638,851; (1) Subject to a leak-out agreement; (2) $175,000 cash was received for the issuance of common stock

NOTE 13    CONCENTRATION OF CREDIT RISK

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

NOTE 14    NOTES PAYABLE

On June 4, 2007, the Company received $1,000,000 cash under a promissory note.  Under the terms of the note, Company is obligated to pay the note in one payment of all outstanding principal plus all accrued unpaid interest on or before the six month anniversary of the closing date unless the holders agree to extend the note, in which case the note shall become a demand note, payable upon demand or at such later date as specified by holders to Company in writing, in holders sole discretion.  The Company’s stock is the collateral that supports this note.  Unless otherwise agreed or required by applicable law, payments will be applied first to any accrued unpaid interest; then to principal; then to any late charges; and then to any unpaid collection costs.  The annual interest rate for this Note is computed on a 365 days per year basis. Company will pay Holders at Holders address or at such other place as Holders may designate in writing. The interest rate on this Note is six percent (6%) per annum calculated on the principal amount of the Note then outstanding. Company may make a prepayment, in whole or in part, of this Note without the prior consent of Holders with no prepayment penalty. At the maturity date of the note, the holders shall be entitled to purchase 250,000 shares of common stock of the Company at a price of $.20 per share. The holders will also be entitled to purchase an additional 250,000 shares of common stock of the Company at the closing price of the Company stock as reported on the OTCBB on the closing date and, in addition, these shares must be exercised within one year from the closing date. As of June 30, 2007, the value of this option to purchase common stock of the Company was $12,500.  The closing price of the common stock on June 30, 2007 was $.69 and on June 4, 2007 it was $.64.

NOTE 15    RELATED PARTY TRANSACTIONS

ACCRUED PAYROLL AND EXPENSES; DUE TO RELATED PARTIES

Certain officers and directors of the Company agreed to write-down their accrued and unpaid salaries and reimbursable expenses to zero for the year ended June 30, 2007 in the amount of $446,403.  As of June 30, 2007, the due to related parties on the balance sheet includes the accrued and unpaid salaries and reimbursable expenses incurred through June 30, 2006.

OFFICERS AND DIRECTORS OF THE COMPANY

Certain officers and directors of the Company hold certain executive positions in Historic Discoveries, Inc., Sea Research, Inc. and their respective subsidiaries.

NOTE 16    RELATED PARTY NOTES PAYABLE

As of June 30, 2007 and 2006, the related party notes payable were as follows:

	June 30, 2007	June 30, 2006

Term note payable of $160,000 due on November 15, 2007
plus accrued interest of the lesser of 0.9% or the legal
rate under Texas law - November 15, 2006	$161,440	$-

Term note payable of $600,000 due on November 15, 2007
plus accrued interest of the lesser of 0.9% or the legal
rate under Texas law - November 15, 2006	671,111	635,111

Term note payable of $274,009 plus interest
at 6% per annum for the acquisition of LeChameau
LeChameau Explorations Limited – June 13, 2007	275,836	-

Demand note payable of $350,000 plus accrued interest
at 6% per annum for the purchase of the original
permits	408,240	385,132

Demand note payable of $250,000 plus accrued interest
at 6% per annum for the balance of the Fantome
Cove Project	259,329	254,650

Demand note payable of $500,000 plus accrued interest
of $3,444 per month as a direct pass through from
Nova Savings Bank - July 10, 2006	541,328	-

Demand note payable - advances to Sovereign Exploration
Associates International, Inc. These advances have no
formal repayment requirements	-	47,200

Demand note payable - advances to Sovereign Exploration
Associates International, Inc. These advances have no
formal repayment requirements	-	11,900

Demand note payable - advances to Sea Research, Inc.
prior to the exchange agreement on October 17, 2005	574,355	574,355

Demand note payable - advances to Sovereign Exploration
Associates International, Inc. These advances have no
formal repayment requirements	-	120,188

Demand note payable - advances to Sovereign Exploration
Associates International, Inc. These advances have no
formal repayment requirements	81,720	69,419

Demand note payable - advances to Interspace
Explorations Limited plus accrued interest at 6% per
annum.	486,000	486,000

Total related party notes payable - all current	$3,459,359	$2,583,955

NOTE 17    LEGAL PROCEEDINGS

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

In a matter related to KMA Capital Partners Ltd, James Jenkins and Charles Gianetto, filed as KMA Capital Partners Ltd., v. Sovereign Exploration Association, Inc., et al, in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, the Company claims that KMA Capital Partners Ltd, James Jenkins and Charles Gianetto are in breach of a “Leak Out Agreement”, which restricts the number of shares of the Company’s common stock, traded as SVXA.OB, they are allowed to sell or transfer. As of June 30, 2007, the court entered an Order which limits Mr. Jenkins and Mr. Gianetto to selling no more than 2,000 shares of the Company’s common stock per trading day. As of June 30, 2007, there is no liability under this matter that requires the establishment of a liability within the accompanying consolidated financial statements.

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

SIGNATURES

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

SOVEREIGN EXPLORATION ASSOCIATES INTERNATIONAL, INC.

November 14, 2008	By: /s/ Robert D. Baca
Date	Robert D. Baca
President and Chief Executive Officer

November 14, 2008	By: /s/ Martin Thorp
Date	Martin Thorp
Chief Financial Officer

Supplemental  Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

The Company has not sent any annual report to security holders covering the Company’s last fiscal year.  The Company mailed proxy solicitation materials to its shareholders on or about September 8, 2006, in connection with a special meeting of shareholders held September 20, 2006.  The Company voluntarily filed its definitive proxy statement on Schedule 14A on September 8, 2006.